Form 10QSB
period 1998-06-30
LIBERTY BANCORP INC /NJ/
filed 1998-08-14
CIK 1057570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB
(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


                         Commission File Number 0-24519


                              LIBERTY BANCORP, INC.
             (Exact name of registrant as specified in its charter)


   UNITED STATES OF AMERICA                                     22-3593532
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


1410 St. Georges Avenue, Avenel, New Jersey                        07001
 (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code 732-499-7200


     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes _X_ No ___
                                          (2) Yes ___ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of June 30, 1998, 3,901,375 common shares, $1.00 par value, were outstanding.

                              LIBERTY BANCORP, INC.


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I   FINANCIAL INFORMATION

     Item 1. Financial Statements


              Consolidated Statements of Financial Condition as of
               June 30, 1998 and December 31, 1997 (Unaudited)               1


              Consolidated Statements of Income for the Six and
               Three Months Ended June 30, 1998 and 1997 (Unaudited)         2


              Consolidated Statements of Comprehensive Income
               for the Six and Three Months Ended June 30, 1998
               and 1997 (Unaudited)                                          3


              Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1998 and 1997 (Unaudited)         4-5


              Notes to Consolidated Financial Statements                   6-7


     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 8-13


     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                              14


PART II   OTHER INFORMATION                                                 15


SIGNATURES                                                                  16

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                             June 30,       December 31,
                                                              1998             1997
                                                          -------------    -------------
Assets

Cash and amounts due from depository institutions         $   1,122,361    $   1,192,270
Interest-bearing deposits in other banks                     28,832,609        4,738,621
                                                          -------------    -------------
             Total cash and cash equivalents                 29,954,970        5,930,891

Securities available for sale                                53,242,340       53,917,520
Loans receivable                                            166,564,169      152,199,868
Premises and equipment                                        2,030,762        2,113,904
Foreclosed real estate                                          121,064          121,064
Federal Home Loan Bank of New York stock                      2,007,500        1,804,100
Interest receivable                                           1,221,939        1,219,978
Other assets                                                    214,140          129,395
                                                          -------------    -------------
             Total assets                                 $ 255,356,884    $ 217,436,720
                                                          =============    =============
Liabilities and retained earnings

Liabilities

Deposits                                                    208,870,509      198,362,828
Stock subscriptions payable                                  10,480,862             --
Advance payments by borrowers for taxes and insurance         1,801,645        1,659,615
Other liabilities                                               680,817          873,434
                                                          -------------    -------------
             Total liabilities                              221,833,833      200,895,877
                                                          -------------    -------------
Stockholders' equity

Preferred stock; $1.00 par value, 10,000,000 shares
  authorized; issued and outstanding - none                        --               --
Common stock; $1.00 par value, 20,000,000 shares
  authorized; $3,901,375 shares issued
  and outstanding at June 30, 1998                            3,901,375             --
Paid-in-capital                                              13,881,059             --
Retained earnings - substantially restricted                 16,741,456       16,122,933
Unearned Employee Stock Ownership Plan ("ESOP") shares       (1,466,910)            --
Unrealized gain on securities available for sale, net           466,071          417,910
                                                          -------------    -------------
             Total stockholders' equity                      33,523,051       16,540,843
                                                          -------------    -------------
             Total liabilities and stockholders' equity   $ 255,356,884    $ 217,436,720
                                                          =============    =============


See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                 Six Months Ended          Three Months Ended
                                                                     June 30,                   June 30,
                                                           -------------------------    -------------------------
                                                              1998          1997           1998          1997
                                                           -----------   -----------    -----------   -----------
Interest income:
       Loans                                              $ 5,767,731   $ 5,196,075    $ 2,908,761   $ 2,672,402
       Mortgage-backed securities available for sale        1,382,756     1,895,716        682,725       954,894
       Investment securities available for sale                32,425       124,427         16,213        59,972
       Other interest-earning assets                          481,409       173,127        303,848        80,802
                                                          -----------   -----------    -----------   -----------
                            Total interest income           7,664,321     7,389,345      3,911,547     3,768,070
                                                          -----------   -----------    -----------   -----------
Interest expense:
       Deposits                                             4,756,627     4,325,018      2,451,348     2,200,121
       Advances                                                  --          30,195           --          30,195
                                                          -----------   -----------    -----------   -----------
                            Total interest expense          4,756,627     4,355,213      2,451,348     2,230,316
                                                          -----------   -----------    -----------   -----------
Net interest income                                         2,907,694     3,034,132      1,460,199     1,537,754
Provision for loan losses                                      30,000       100,000         15,000        50,000
                                                          -----------   -----------    -----------   -----------
Net interest income after provision for loan losses         2,877,694     2,934,132      1,445,199     1,487,754
                                                          -----------   -----------    -----------   -----------
Non-interest income:
       Fees and service charges on deposits                    85,986        86,571         42,036        45,993
       Fees and service charges on loans                      102,247        75,518         52,741        30,661
       (Loss) on sales of securities available for sale          --             (89)          --             (89)
       Gain on sale of loans                                      511          --             --            --
       Miscellaneous                                           49,305        43,978         25,097        29,590
                                                          -----------   -----------    -----------   -----------
                            Total non-interest income         238,049       205,978        119,874       106,155
                                                          -----------   -----------    -----------   -----------
Non-interest expenses:
       Salaries and employee benefits                       1,010,624     1,011,110        463,336       478,866
       Net occupancy expense of premises                      227,709       232,736        120,944       119,067
       Equipment                                              202,222       200,925         92,545        95,743
       Advertising                                            117,125        84,000         60,125        42,000
       Federal insurance premium                               61,328        59,136         30,794        29,979
       Loss from foreclosed real estate                         3,000         2,050           --            --
       Miscellaneous                                          517,540       387,567        314,655       219,680
                                                          -----------   -----------    -----------   -----------
                            Total non-interest expenses     2,139,548     1,977,524      1,082,399       985,335
                                                          -----------   -----------    -----------   -----------
Income before income taxes                                    976,195     1,162,586        482,674       608,574
Income taxes                                                  357,672       461,391        171,916       237,571
                                                          -----------   -----------    -----------   -----------
Net income                                                $   618,523   $   701,195    $   310,758   $   371,003
                                                          ===========   ===========    ===========   ===========
Net income per common share - basic/diluted(1)                N/A           N/A            N/A           N/A
                                                          ===========   ===========    ===========   ===========
Weighted average number of
  common shares outstanding - basic/diluted(1)                N/A           N/A            N/A           N/A
                                                          ===========   ===========    ===========   ===========


(1)  Liberty Bancorp, Inc. converted to stock form on June 30, 1998.


See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                              Six Months Ended            Three Months Ended
                                                                  June 30,                     June 30,
                                                          -------------------------    -------------------------
                                                              1998         1997           1998          1997
                                                          -----------   -----------    -----------   -----------
Net income                                                $   618,523   $   701,195    $   310,758   $   371,003

Other comprehensive income - unrealized holding
  gains on securities available for sale, net of
  income taxes                                                 48,161        81,928         45,168       574,961

Add:  Losses on dispositions of securities available for
        sale, net of income tax benefit of $30 and $30,
        respectively                                             --              59           --              59
                                                          -----------   -----------    -----------   -----------
                    Total other comprehensive income           48,161        81,987         45,168       575,020
                                                          -----------   -----------    -----------   -----------
Comprehensive income                                      $   666,684   $   783,182    $   355,926   $   946,023
                                                          ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Six Months Ended June 30,
                                                                                 ----------------------------
                                                                                    1998             1997
                                                                                 ------------    ------------
Cash flows from operating activities:

             Net income                                                          $    618,523    $    701,195
             Adjustments to reconcile net income to
              net cash provided by operating activities:
                 Deferred income taxes                                                (40,226)        (46,015)
                 Depreciation and amortization of premises and equipment               87,258         121,936
                 Amortization of premiums and accretion of discounts, net             148,587          76,739
                 Amortization of deferred loan fees, net                                2,818         (34,964)
                 Provision for loan losses                                             30,000         100,000
                 Loss on sale of securities available for sale                           --                89
                 Gain on sale of loans                                                   (511)           --
                 (Increase) in accrued interest receivable                             (1,961)       (118,129)
                 (Increase) in other assets                                           (84,745)        160,001
                 Increase (decrease) in accrued interest payable                        2,497          (1,154)
                 (Decrease) increase in other liabilities                            (191,041)          3,328
                                                                                 ------------    ------------
                             Net cash provided by operating activities                571,199         963,026
                                                                                 ------------    ------------
Cash flows from investing activities:
             Purchases of securities available for sale                           (12,327,537)    (12,071,760)
             Principal repayments on securities available for sale                 12,940,941       5,917,059
             Proceeds from sale of securities available for sale                         --         5,949,413
             Net increase in loans receivable                                     (14,464,653)    (15,749,801)
             Net additions to premises and equipment                                   (4,116)        (18,842)
             Proceeds from sale of loans receivable                                    68,045            --
             Recovery from insurance on foreclosed real estate                           --            14,812
             Purchase of Federal Home Loan Bank of New York stock                    (203,400)       (188,700)
                                                                                 ------------    ------------
                             Net cash (used in) investment activities             (13,990,720)    (16,147,819)
                                                                                 ------------    ------------
Cash flows from financing activities:
             Net increase in deposits                                              10,505,184       9,188,505
             Increase in advance payments by borrowers for taxes and insurance        142,030          76,266
             Net proceeds from Federal Home Loan Bank advance                            --         4,500,000
             Net proceeds from issuance of common stock                            16,315,524            --
             Proceeds from stock subscriptions                                     10,480,862            --
                                                                                 ------------    ------------
                             Net cash provided by financing activities             37,443,600      13,764,771
                                                                                 ------------    ------------
Net increase (decrease) in cash and cash equivalents                               24,024,079      (1,420,022)
Cash and cash equivalents - beginning                                               5,930,891       5,774,783
                                                                                 ------------    ------------
Cash and cash equivalents - ending                                               $ 29,954,970    $  4,354,761
                                                                                 ============    ============


See notes to consolidated financial statements

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Six Months Ended June 30,
                                                                       ------------------------
                                                                          1998          1997
                                                                       ----------   -----------
Supplemental disclosure of cash flow information:
             Cash paid during the year for:

                          Interest                                      $4,754,130   $4,352,495
                                                                        ==========   ==========
                          Income taxes, net of refunds                  $  598,536   $  353,472
                                                                        ==========   ==========
Supplemental disclosure of noncash activities:
             Loans receivable transferred from foreclosed real estate   $     --     $   93,632
                                                                        ==========   ==========
             Unrealized gain on securities available for sale:
                          Unrealized appreciation                       $   86,811   $  127,973
                          Deferred income taxes                             38,650       46,045
                                                                        ----------   ----------
                                                                        $   48,161   $   81,928
                                                                        ==========   ==========


See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

Effective January 1, 1998, the Corporation adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("Statement") No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operation. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. As required, the provisions of Statement No. 130 have been retroactively applied to previously reported periods. The application of Statement No. 130 had no effect on the Corporation's consolidated financial condition or operations.


2.   MUTUAL HOLDING COMPANY REORGANIZATION

On October 15, 1997, the Board of Directors of Axia Federal Savings Bank (the "Bank") unanimously adopted the Plan of Reorganization from a Mutual Savings Association to a Mutual Holding Company and Stock Issuance (the "Plan") which was amended on April 15, 1998 and May 13, 1998. Pursuant to the Plan, Axia Federal Savings Bank converted from a federal mutual savings bank to a federal stock savings bank, changed its name to "Liberty Bank" and became a wholly owned subsidiary of Liberty Bancorp, Inc. (the "Corporation"). The Plan was approved by the Office of Thrift Supervision, the Bank's depositors of record as of April 30, 1998, and borrowers with outstanding loans as of December 10, 1986, which remained outstanding as of the voting record date (the "Members").

On June 30, 1998, the Bank completed the above-noted transaction and the Corporation sold 1,686,955 shares of common stock in an initial public offering at $10 per share, which represents a minority ownership interest in the Corporation of 43.2%. Liberty Bancorp, MHC (the "Mutual Holding Company") maintains the majority ownership of 53%, or 2,067,729 shares of common stock of the Corporation. In addition, 146,691 shares of common stock are held by the Liberty Bank Employee Stock Ownership Plan and related trust ("ESOP"). Costs of approximately $554,000 incurred in connection with the offering were recorded as a reduction of the proceeds from the offering.

All depositors who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization will continue to have such rights solely with respect to the Mutual Holding Company so long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have membership and liquidation rights with respect to the Mutual Holding Company. Borrower members of the Bank at the time of the reorganization will have the same membership rights in the Mutual Holding Company that they had in the Bank immediately prior to the reorganization so long as their existing borrowings remain outstanding. Borrowers will not receive membership rights in connection with any new borrowings made after the reorganization.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 93-6. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method.

Net income per common share data for the three and six months ended June 30, 1998 is inapplicable as the Bank did not complete its reorganization until June 30, 1998.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Discussion of Forward-Looking Statements

When used or incorporated by reference in disclosure documents, the words "anticipate", "estimate", "expect", "target", "goal" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Corporation expressly disclaims any obligation or undertaking to publicly release any update or revisions to any forward-looking statements contained herein to reflect any change in the Corporation's expectation with regard thereto or any change in events, conditions or circumstances on which such statement is based.

Comparison of Financial Condition at June 30, 1998 and December 31, 1997

The Corporation's assets at June 30, 1998 totaled $255.4 million, which represents an increase of $38.0 million or 17.5% as compared with $217.4 million at December 31, 1997. Such increase was largely due to proceeds of $26.8 million from the Corporation's initial public offering ("IPO") of common stock, which was completed on June 30, 1998. The IPO was oversubscribed and, as a result, at June 30, 1998, stock subscriptions payable amounted to $10.5 million.

Cash and cash equivalents increased $24.1 million to $30.0 million at June 30, 1998 from $5.9 million at December 31, 1997, primarily reflecting a $24.1 million increase in interest-bearing deposits resulting from the temporary investment of the proceeds of the IPO.

Securities available for sale at June 30, 1998 decreased $675,000, or 1.3%, to $53.2 million from $53.9 million at December 31, 1997. The decrease during the six months ended June 30, 1998, resulted from purchases of securities available for sale of $12.3 million along with an increase in the unrealized gain on such securities of $87,000 offset by the principal repayments of $12.9 million on securities available for sale.

Net loans increased $14.4 million or 9.5% to $166.6 million at June 30, 1998 as compared to $152.2 million at December 31, 1997. The increase during the six months ended June 30, 1998 resulted primarily from loan originations exceeding loan principal repayments.

Foreclosed real estate amounted to $121,000 at June 30, 1998 and December 31, 1997, respectively, which consisted of one-to-four family residential property.

Deposits at June 30, 1998 increased $10.5 million or 5.3% to $208.9 million when compared with $198.4 million at December 31, 1997. The increase in deposits resulted from interest credited and a net deposit inflow.

Stockholders' equity totaled $33.5 million and $16.5 million at June 30, 1998 and December 31, 1997, respectively. Such increase was largely due to net proceeds of $16.3 million received from the IPO.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Comparison of Operating Results for the Three Months Ended June 30, 1998 and
1997

Net income decreased $60,000 or 16.2% to $311,000 for the three months ended June 30, 1998 compared with $371,000 for the same period in 1997. The decrease in net income during the 1998 period resulted from increases in total interest expense and non-interest expenses which offset the increases in total interest income and non-interest income, combined with decreases in provision for loan losses and income taxes.

Interest income on loans increased by $236,000 or 8.8% to $2.9 million during the three months ended June 30, 1998 when compared with $2.7 million during the same period in 1997. The increase during the 1998 period resulted from an increase of $16.9 million in the average balance of loans outstanding which was partially offset by a decrease of 20 basis points in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $272,000 or 28.5% to $683,000 during the three months ended June 30, 1998 when compared with $955,000 for the same period in 1997. The decrease during the 1998 period resulted from a decrease in the average balance of mortgage-backed securities available for sale outstanding of $4.4 million along with a decrease of 151 basis points in the yield earned. The decrease in the yield on mortgage-backed securities available for sale resulted from employing an interest rate risk reduction strategy whereby the Bank sold fixed rate mortgage-backed securities and purchased adjustable rate mortgage-backed securities. Interest earned on investment securities available for sale decreased $44,000 or 73.3% to $16,000 during the three months ended June 30, 1998 when compared with $60,000 for the same period in 1997. The decrease during the 1998 period resulted from a decrease of $2.7 million in the average balance of securities outstanding which was partially offset by a 5 basis points increase in the yield earned on such securities. Interest earned on other interest-earning assets increased by $223,000 or 275.3% to $304,000 during the three months ended June 30, 1998 when compared with $81,000 for the same 1997 period. The increase during the 1998 period resulted from an increase of $16.5 million in the average balance of other interest-earning assets outstanding which was partially offset by a decrease in the yield earned of 102 basis points on such portfolio.

Interest expense on deposits increased $251,000 or 11.4% to $2.5 million during the three months ended June 30, 1998 when compared to $2.2 million during the same period in 1997. Such increase during the 1998 period was attributable to an increase of 10 basis points in the cost of interest-bearing deposits along with an increase of $17.2 million in the average balance of interest-bearing deposits outstanding. Interest on FHLB advances amounted to $30,000 during the three months ended June 30, 1997. During the 1998 period, the Bank had no FHLB advances outstanding.

Net interest income decreased $78,000 or 5.1% to $1.5 million during the three months ended June 30, 1998 when compared with $1.6 million the same 1997 period. Such decrease was due to an increase in total interest expense of $221,000 which offset an increase in total interest income of $143,000. The Bank's net interest rate spread decreased to 1.95% for the three months ended June 30, 1998 from 2.64% for the three months ended June 30, 1997. The decrease in the interest rate spread in 1998 resulted from a decrease of 57 basis points in the yield earned on interest-earning assets along with a 12 basis points increase in the cost of interest-bearing liabilities.

During the three months ended June 30, 1998 and 1997, the Bank provided $15,000 and $50,000, respectively, for loan losses. The allowance for loan losses is based on management's evaluation of the risks inherent in its loan portfolio and gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 1998 and 1997, the Bank's non-performing loans, which were delinquent 90 days or more, totaled $778,000 or .30% of total assets and $722,000 or .37% of total assets, respectively. At June 30, 1998 and 1997, of $778,000 and $722,000, respectively, of non-performing loans, $756,000 and $691,000, respectively, were on non-accrual status.

Non-interest income increased by $14,000 or 13.2% to $120,000 during the three months ended June 30, 1998 when compared to $106,000 during the same period in 1997. The increase during the 1998 period resulted from an increase in fees and service charges on loans of $22,000 which offset decreases in fees and service charges on deposits of $4,000 and in miscellaneous income of $4,000.

Non-interest expenses increased by $97,000 or 9.8% to $1.1 million during the three months ended June 30, 1998 when compared with $985,000 during the same 1997 period. During the 1998 period, occupancy, advertising, federal insurance premium and miscellaneous expenses increased $2,000, $18,000, $1,000 and $95,000, respectively, which were partially offset by decreases in salaries and employees benefits and equipment $16,000 and $3,000.

Income taxes totaled $172,000 and $238,000 during the three months ended June 30, 1998 and 1997, respectively. The decrease during the 1998 period resulted from a decrease in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997

Net income decreased $82,000 or 11.7% to $619,000 for the six months ended June 30, 1998 compared with net income of $701,000 for the same period in 1997. The decrease in net income during the 1998 period resulted from increases in total interest expense and non-interest expenses which offset increases in total interest income and non-interest income, as well as decreases in provision for loan losses and income taxes.

Interest income on loans increased by $572,000 or 11.0% to $5.8 million during the six months ended June 30, 1998 when compared with $5.2 million during the same 1997 period. The increase during the 1998 period resulted from an increase of $17.3 million in the average balance of loans outstanding which offset a decrease of 11 basis points in the yield earned on the loan portfolio. Interest on mortgage-backed securities available for sale decreased $513,000 or 27.1% to $1.4 million during the six months ended June 30, 1998 when compared with $1.9 million for the same period in 1997. The decrease during the 1998 period resulted from a decrease in the average balance of mortgage-backed securities available for sale outstanding of $4.8 million and a decrease of 136 basis points in the yield earned. The decrease in the yield on mortgage-backed securities available for sale resulted from employing an interest rate risk reduction strategy whereby the Bank sold fixed rate mortgage-backed securities and purchased adjustable rate mortgage-backed securities. Interest earned on investment securities available for sale decreased $92,000 or 74.2% to $32,000 during the six months ended June 30, 1998 when compared with $124,000 for the same period in 1997. The decrease during the six months ended June 30, 1998 resulted from a decrease of $2.9 million in the average balance of securities outstanding which offset a 4 basis point increase in the yield earned on such securities. Interest earned on other interest-earning assets increased by $308,000 or 178.0% to $481,000 during the six months ended June 30, 1998, when compared with $173,000 for the same period in 1997. The increase during the 1998 period, resulted from an increase of $12.0 million in the average balance of other interest-earning assets outstanding which offset a decrease in the yield earned of 88 basis points on such portfolio.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest expense on deposits increased $431,000 or 10.0% to $4.8 million during the six months ended June 30, 1998 when compared to $4.3 million during the same period in 1997. Such increase during the 1998 period was attributable to an increase of 8 basis points in the cost of interest-bearing deposits along with an increase of $15.0 million in the average balance of interest-bearing deposits outstanding. Interest on advances amounted to $30,000 during the six months ended June 30, 1997. During the 1998 period, the Bank had no advances outstanding.

Net interest income decreased $126,000 or 4.2% to $2.9 million during the six months ended June 30, 1998 when compared with $3.0 million the same 1997 period. Such decrease was due to an increase in total interest expense of $401,000 sufficient to offset an increase in total interest income of $275,000. The Bank's net interest rate spread decreased to 2.12% in 1998 from 2.66% in 1997. The decrease in the interest rate spread in 1998 resulted from a decrease of 45 basis points in the yield earned on interest-earning assets along with a 9 basis points increase in the cost of interest-bearing liabilities.

During the six months ended June 30, 1998 and 1997, the Bank provided $30,000 and $100,000, respectively, for loan losses.

Non-interest income increased by $32,000 or 15.5% to $238,000 during the six months ended June 30, 1998 when compared to $206,000 during the same 1997 period. The increase during the 1998 period resulted from increases in fees and service charges on loans of $27,000, gain on sale of loans of $1,000 and miscellaneous income of $5,000 sufficient to offset a decrease in fees and service charges on deposits of $1,000. During the six months ended June 30, 1998, the Bank sold loans of $68,000 resulting in gains of $1,000.

Non-interest expenses increased by $162,000 or 8.2% to $2.1 million during the six ended June 30, 1998 when compared with $2.0 million during the same 1997 period. The increases, during the 1998 period, resulted primarily from the increases in advertising of $33,000 and miscellaneous expenses of $129,000.

Income taxes totaled $358,000 and $461,000 during the six months ended June 30, 1998 and 1997, respectively. The decrease during the 1998 period resulted from a decrease in pre-tax income.

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. The requirement, which the OTS may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity averaged 52.7% during the month of June 1998. The Bank adjusts its liquidity levels in order to meet funding needs for

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts it liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. On June 30, 1998, the Corporation, completed its IPO, selling 1,686,955 shares of common stock to stockholders other than Liberty Bancorp, MHC and the Bank's ESOP for net proceeds of $16.3 million. At June 30, 1998, interest-bearing deposits and securities available for sale totaled $28.8 million and $53.2, respectively. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At June 30, 1998, no advances from the FHLB were outstanding.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 1998, the Bank has outstanding commitments to originate loans of $10.4 million. Certificates of deposits scheduled to mature in one year or less at June 30, 1998, totalled $76.0 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, each savings institution must maintain tangible capital equal to at least 1.5%, core capital equal to at least 4.0% of its total adjusted assets and total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at June 30, 1998 as compared to the minimum regulatory capital requirements:

                                     Amount         Percent of Adjusted Assets
                                     ------         --------------------------
                                (in thousands)

       Tangible Capital:
            Requirement             $ 3,826                    1.50 %
            Actual                   24,165                    9.47
                                    -------                   -------

            Excess                  $20,339                    7.97 %
                                    =======                   =======

       Core Capital:
            Requirement             $10,204                    4.00 %
            Actual                   24,165                    9.47
                                    -------                   -------

            Excess                  $13,961                    5.47 %
                                    =======                   =======

       Risk-based Capital:
            Requirement             $ 8,468                    8.00 %
            Actual                   25,377                   23.98
                                    -------                   -------

            Excess                  $16,909                   15.98 %
                                    =======                   =======

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs that would have date sensitive software may recognize a date during "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things a temporary inability to process transactions, or engage in similar normal business activities.

Based on a recent assessment, the Bank has determined that it will be required to modify or replace portions of its software and upgrade certain hardware so that its computer systems will properly utilize dates beyond December 31, 1999. The Bank presently believes that with modifications to existing software and hardware and conversion to new software, the year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue may have a material impact on the operations of the Bank.

The Bank has initiated formal communications with all of its significant suppliers and vendors to determine the extent to which the Bank is vulnerable to those third parties failure to remediate their own Year 2000 issues. The Bank will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Bank expects to complete the Year 2000 project no later than December 31, 1998. The Bank expects the total cost of the Year 2000 project to be approximately $100,000. To date, the Bank has incurred $30,000 related to the assessment of, and preliminary efforts in connection with its Year 2000 project and the development of a remediation plan.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK



The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

Because the Bank's interest-bearing liabilities which mature or reprice within short periods exceed its interest-earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a positive effect on net interest income.

The Bank's current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Bank's overall profitability and asset mix within given quality and maturity considerations. The securities portfolio is in federal government agency securities providing high asset quality to the overall balance sheet mix. Securities classified as available for sale provide management with the flexibility to make adjustments to the portfolio given changes in the economic or interest rate environment, to fulfill unanticipated liquidity needs, or to take advantage of alternative investment opportunities.

The following table presents the Bank's NPV at March 31, 1998, the latest available, as calculated by the OTS, which is based upon quarterly information that he Bank provided voluntarily to the OTS.

[OBJECT OMITTED]

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES

                           PART II . OTHER INFORMATION



ITEM 1. Legal Proceedings

     The Corporation is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts which in the aggregate are believed by management to be immaterial to the financial condition or operations of the Corporation.


ITEM 2. Changes in Securities

     Not applicable.

ITEM 3. Defaults Upon Senior Securities

     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

             None

     (b)  Reports on Form 8-K:

             None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LIBERTY BANCORP, INC.


Date:  August 14, 1998                  By:  /s/ John R. Bowen
     --------------------------            -------------------------------------
                                           John R. Bowen
                                           President and Chief Executive Officer



Date:  August 14, 1998                  By:  /s/ Michael J. Widmer
     --------------------------            -------------------------------------
                                           Michael J. Widmer
                                           Executive Vice President and
                                           Chief Financial Officer