Form 10QSB
period 1998-09-30
LIBERTY BANCORP INC /NJ/
filed 1998-11-12
CIK 1057570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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


     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [_]
                                          (2) Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of October 31, 1998, 3,901,375 common shares, $1.00 par value, were outstanding.

                              LIBERTY BANCORP, INC.

                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                   -----------
PART I         FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Statements of Financial Condition as of
                September 30, 1998 and December 31, 1997 (Unaudited)                  1

               Consolidated Statements of Income for the Nine and
                Three Months Ended September 30, 1998 and 1997 (Unaudited)            2

               Consolidated Statements of Comprehensive Income
                for the Nine and Three Months Ended September 30, 1998
                and 1997 (Unaudited)                                                  3

               Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1998 and 1997 (Unaudited)             4-5

               Notes to Consolidated Financial Statements                             6-7

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                         8-13


     Item 3.   Quantitative and Qualitative Disclosures About Market Risk             14-15


PART II        OTHER INFORMATION                                                      16


SIGNATURES                                                                            17

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                          September      December 31,
Assets                                                      1998             1997
                                                        -------------    -------------
Cash and amounts due from depository institutions       $   1,140,164    $   1,192,270
Interest-bearing deposits in other banks                   18,763,683        4,738,621
                                                        -------------    -------------
        Total cash and cash equivalents                    19,903,847        5,930,891

Securities available for sale                              51,444,408       53,917,520
Loans receivable                                          171,262,696      152,199,868
Premises and equipment                                      2,093,584        2,113,904
Foreclosed real estate                                        121,064          121,064
Federal Home Loan Bank of New York stock                    2,007,500        1,804,100
Interest receivable                                         1,433,051        1,219,978
Other assets                                                  192,745          129,395
                                                        -------------    -------------
        Total assets                                    $ 248,458,895    $ 217,436,720
                                                        =============    =============

Liabilities and stockholders' equity

Liabilities

Deposits                                                $ 211,537,234    $ 198,362,828
Advance payments by borrowers for taxes and insurance       1,694,854        1,659,615
Other liabilities                                           1,046,365          873,434
                                                        -------------    -------------

        Total liabilities                                 214,278,453      200,895,877
                                                        -------------    -------------

Stockholders' equity

Preferred stock; $1.00 par value, 10,000,000 shares
   authorized; issued and outstanding - none                     --               --
Common stock; $1.00 par value, 20,000,000 shares
   authorized; 3,901,375 shares issued
   and outstanding at September 30, 1998                    3,901,375             --
Paid-in-capital                                            13,831,690             --
Retained earnings - substantially restricted               17,158,427       16,122,933
Unearned Employee Stock Ownership Plan ("ESOP") shares     (1,430,237)            --
Unrealized gain on securities available for sale, net         719,187          417,910
                                                        -------------    -------------
Total stockholders' equity                                 34,180,442       16,540,843
                                                        -------------    -------------
Total liabilities and stockholders' equity              $ 248,458,895    $ 217,436,720
                                                        =============    =============

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        Nine Months Ended                  Three Months Ended
                                                                           September 30,                      September 30,
                                                                 -------------------------------      ------------------------------
                                                                      1998               1997              1998              1997
                                                                 ------------       ------------      ------------      ------------
Interest income:
   Loans                                                         $  9,048,829       $  8,072,804      $  3,281,098      $  2,876,729
   Mortgage-backed securities available for sale                    2,058,376          2,845,754           675,619           950,038
   Investment securities available for sale                            55,621            172,725            23,196            48,298
   Other interest-earning assets                                      702,715            238,230           221,307            65,104
                                                                 ------------       ------------      ------------      ------------
         Total interest income                                     11,865,541         11,329,513         4,201,220         3,940,169
                                                                 ------------       ------------      ------------      ------------
Interest expense:
   Deposits                                                         7,204,475          6,603,121         2,447,848         2,278,103
   Advances                                                              --               87,533              --              57,338
                                                                 ------------       ------------      ------------      ------------
         Total interest expense                                     7,204,475          6,690,654         2,447,848         2,335,441
                                                                 ------------       ------------      ------------      ------------
Net interest income                                                 4,661,066          4,638,859         1,753,372         1,604,728
Provision for loan losses                                              45,000            150,000            15,000            50,000
                                                                 ------------       ------------      ------------      ------------

Net interest income after provision for loan losses                 4,616,066          4,488,859         1,738,372         1,554,728
                                                                 ------------       ------------      ------------      ------------

Non-interest income:

   Fees and service charges on deposits                               129,999            131,875            44,013            45,303
   Fees and service charges on loans                                  125,468             97,664            23,221            22,145
   Gain on sales of securities available for sale                        --               24,611              --              24,700
   Gain on sale of loans                                                  511              4,395              --               4,395
   Miscellaneous                                                       75,265             72,424            25,960            28,447
                                                                 ------------       ------------      ------------      ------------
         Total non-interest income                                    331,243            330,969            93,194           124,990
                                                                 ------------       ------------      ------------      ------------
Non-interest expenses:
   Salaries and employee benefits                                   1,635,858          1,562,589           625,234           520,879
   Net occupancy expense of premises                                  367,163            359,257           139,454           124,585
   Equipment                                                          280,126            289,238            77,904            90,249
   Advertising                                                        177,250            126,000            60,125            42,000
   Federal insurance premium                                           92,744             89,007            31,416            29,871
   Loss from foreclosed real estate                                      --                2,050
   Miscellaneous                                                      779,707            537,713           259,167           180,746
                                                                 ------------       ------------      ------------      ------------
         Total non-interest expenses                                3,332,848          2,965,854         1,193,300           988,330
                                                                 ------------       ------------      ------------      ------------
Income before income taxes                                          1,614,461          1,853,974           638,266           691 388
Income taxes                                                          578,967            725,869           221,295           264 178
                                                                 ------------       ------------      ------------      ------------

Net income                                                       $  1,035,494       $  1,128,105      $    416,971      $    427,210
                                                                 ============       ============      ============      ============

Net income per common share - basic/diluted                            (1)               N/A          $       0.11            N/A
                                                                 ============       ============      ============      ============
Weighted average number of
   common shares outstanding - basic/diluted                           (1)               N/A             3,756,683            N/A
                                                                 ============       ============      ============      ============

(1)  Liberty Bancorp, Inc. converted to stock form on June 30,1998.

  See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                        Nine Months Ended           Three Months Ended
                                                           September 30,                September 30,
                                                    --------------------------    -------------------------
                                                        1998           1997           1998          1997
                                                    -----------    -----------    -----------   -----------
Net income                                          $ l,035,494    $ 1,128,105    $   416,971   $   427,210
                                                    -----------    -----------    -----------   -----------
Other comprehensive income - unrealized holding
   gains on securities available for sale, net of
   income taxes                                         301,277        329,775        253,116       398,096
Less: Gains on dispositions of securities
   available for sale, net of income taxes                 --          (15,751)         --          (15,808)
                                                    -----------    -----------    -----------   -----------
         Total other comprehensive income               301,277        314,024        253,116       382,288
                                                    -----------    -----------    -----------   -----------

Comprehensive income                                $ 1,336,771    $ 1,442,129    $   670,087   $   809,498
                                                    ===========    ===========    ===========   ===========


See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                            Nine Months
                                                                                                         Ended September 30,
                                                                                                 ----------------------------------
                                                                                                     1998                  1997
                                                                                                 ------------          ------------
Cash flows from operating activities:
   Net income                                                                                    $  1,035,494          $  1,128,105
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization of premises and equipment                                         138,335               166,677
      Amortization of premiums and accretion of discounts, net                                        254,670               101,408
      Amortization of deferred loan fees, net                                                           9,862               (55,685)
      Provision for loan losses                                                                        45,000               150,000
      Gain on sale of securities available for sale                                                      --                 (24,611)
      Gain on sale of loans                                                                              (511)               (4,395)
      (Increase) in accrued interest receivable                                                      (213,073)             (119,329)
      (Increase)decrease in other assets                                                              (63,350)              215,205
      Increase (decrease) in accrued interest payable                                                   4,897                 3,703
      Amortization of unearned ESOP shares                                                             36,673                  --
      (Decrease) increase in other liabilities                                                        (14,374)               48,511
                                                                                                 ------------          ------------

         Net cash provided by operating activities                                                  1,233,623             1,609,589
                                                                                                 ------------          ------------

Cash flows from investing activities:
   Purchases of securities available for sale                                                     (20,913,823)          (12,071,760)
   Principal repayments on securities available for sale                                           22,620,847             9,107,204
   Proceeds from calls of securities available for sale                                             1,000,000
   Proceeds from sale of securities available for sale                                                   --              13,393,877
   Proceeds from sale of student loans                                                                 68,055               651,014
   Net increase in loans receivable                                                               (19,185,234)          (22,570,977)
   Net additions to premises and equipment                                                           (118,015)              (10,859)
   Recovery from insurance on foreclosed real estate                                                     --                  14,812
   Purchase of Federal Home Loan Bank of New York stock                                              (203,400)             (188,700)
                                                                                                 ------------          ------------

         Net cash (used in) investment activities                                                 (16,731,570)          (11,675,389)
                                                                                                 ------------          ------------

Cash flows from financing activities:
   Net increase in deposits                                                                        13,169,509             9,827,963
   Increase in advance payments by borrowers for taxes and insurance                                   35,239                14,119
   Net proceeds from issuance of common stock                                                      16,266,155                  --
                                                                                                 ------------          ------------

      Net cash provided by financing activities                                                    29,470,903             9,842,082
                                                                                                 ------------          ------------

Net increase (decrease) in cash and cash equivalents                                               13,972,956              (223,718)
Cash and cash equivalents - beginning                                                               5,930,891             5,774,783
                                                                                                 ------------          ------------

Cash and cash equivalents - ending                                                               $ 19,903,847          $  5,551,065
                                                                                                 ============          ============


See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                     Nine Months
                                                                  Ended September 30,
                                                               -----------------------
                                                                  1998         1997
                                                               ----------   ----------
Supplemental  disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                $7,199,578   $6,686,951
                                                               ----------   ----------
       Income taxes, net of refunds                            $  803,036   $  475,900
                                                               ----------   ----------
Supplemental disclosure of noncash activities:
    Loans receivable transferred from foreclosed real estate   $     --     $   93,632
                                                               ----------   ----------
 Unrealized gain on securities available for sale:
    Unrealized appreciation                                     $ 488,582   $  490,508
    Deferred income taxes                                         187,305      176,484
                                                               ----------   ----------

                                                               $  301,277   $  314,024
                                                               ----------   ----------


See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

Effective January 1, 1998, the Corporation adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("Statement") No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. As required, the provisions of Statement No. 130 have been retroactively applied to previously reported periods. The application of Statement No. 130 had no effect on the Corporation's consolidated financial condition or operations.

2.   MUTUAL HOLDING COMPANY REORGANIZATION

On October 15, 1997, the Board of Directors of Axia Federal Savings Bank (the "Bank") unanimously adopted the Plan of Reorganization from a Mutual Savings Association to a Mutual Holding Company and Stock Issuance (the "Plan") which was amended on April 15, 1998 and May 13, 1998. Pursuant to the Plan, Axia Federal Savings Bank converted from a federal mutual savings bank to a federal stock savings bank, changed its name to "Liberty Bank" and became a wholly owned subsidiary of Liberty Bancorp, Inc. (the "Corporation"). The Plan was approved by the Office of Thrift Supervision, the Bank's depositors of record as of April 30, 1998, and borrowers with outstanding loans as of December 10, 1986, which remained outstanding as of April 30, 1998 (the "Members").

On June 30, 1998, the Bank completed the above-noted transaction and the Corporation sold 1,833,646 shares, or 47% of its to be outstanding shares of common stock, in an initial public offering at $10 per share to the Bank's members and the Bank's Employee Stock Ownership Plan ("ESOP"). Liberty Bancorp, MHC (the "Mutual Holding Company") maintains the majority ownership of 53%, or 2,067,729 shares of common stock of the Corporation. Costs of approximately $603,000 incurred in connection with the offering were recorded as a reduction of the proceeds from the offering.

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

Comparison of Financial Condition at September 30, 1998 and December 31, 1997

The Corporation's assets at September 30, 1998 totaled $248.5 million, which represents an increase of $31.1 million or 14.3% as compared with $217.4 million at December 31, 1997. Such increase was largely due to the net proceeds of $16.3 million from the Bank's mutual holding company reorganization and the Corporation's initial public offering ("IPO") of common stock, which was completed on June 30, 1998.

Cash and cash equivalents increased $14.0 million to $19.9 million at September 30, 1998 from $5.9 million at December 31, 1997, resulting from an increase in interest-bearing deposits resulting from the temporary investment of the proceeds of the IPO.

Securities available for sale at September 30, 1998 decreased $2.5 million, or 4.6%, to $51.4 million from $53.9 million at December 31, 1997. The decrease during the nine months ended September 30, 1998, resulted from principal repayments of $22.6 million on securities available for sale which offset purchases of securities available for sale of $20.9 million along with an increase in the unrealized gain on such securities of $489,000.

Net loans increased $19.1 million or 12.5.% to $171.3 million at September 30, 1998 from $152.2 million at December 31, 1997. The increase during the nine months ended September 30, 1998 resulted primarily from loan originations exceeding loan principal repayments.

Foreclosed real estate amounted to $121,000 at September 30, 1998 and December 31, 1997, respectively, which consisted of one-to-four family residential property.

Deposits at September 30, 1998 increased $13.1 million or 6.6% to $211.5 million when compared with $198.4 million at December 31, 1997. The increase in deposits resulted from interest credited and a net deposit inflow.

Stockholders' equity totaled $34.2 million and $16.5 million at September 30, 1998 and December 31, 1997, respectively. Such increase was largely due to net proceeds of $16.3 million received from the IPO.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997

Net income decreased $10,000 or 2.3% to $417,000 for the three months ended September 30, 1998 compared with $427,000 for the same period in 1997. The decrease in net income during the 1998 period resulted from increases in total interest expense and non-interest expenses along with a decrease in non-interest income which offset an increase in total interest income, and decreases in provision for loan losses and income taxes.

Interest income on loans increased by $404,000 or 14.0% to $3.3 million during the three months ended September 30, 1998 when compared with $2.9 million during the same period in 1997. The increase during the 1998 period resulted from an increase of $19.7 million in the average balance of loans outstanding along with an increase of seven basis points in the yield earned on the loan portfolio. Interest on mortgage-backed securities decreased $274,000 or 28.8% to $676,000 during the three months ended September 30, 1998 when compared with $950,000 for the same period in 1997. The decrease during the 1998 period resulted from a decrease of 216 basis points in the yield earned sufficient to offset an increase of $1.0 million in the average balance of mortgage-backed securities available for sale. The decrease in the yield on mortgage-backed securities available for sale resulted from employing an interest rate risk reduction strategy whereby the Bank sold fixed rate mortgage-backed securities and purchased adjustable rate mortgage-backed securities. Interest earned on investment securities available for sale decreased $25,000 or 52.1% to $23,000 during the three months ended September 30, 1998 when compared with $48,000 for the same period in 1997. The decrease during the 1998 period resulted from a decrease of $1.3 million in the average balance of securities outstanding along with an 89 basis points decrease in the yield earned on such securities. Interest earned on other interest-earning assets increased by $156,000 or 240.0% to $221,000 during the three months ended September 30, 1998 when compared with $65,000 for the same 1997 period. The increase during the 1998 period resulted from an increase of $10.1 million in the average balance of other interest-earning assets outstanding along with an increase in the yield earned of 49 basis points on such portfolio.

Interest expense on deposits increased $170,000 or 7.5% to $2.4 million during the three months ended September 30, 1998 when compared to $2.3 million during the same period in 1997. Such increase during the 1998 period was attributable to an increase of $14.5 million in the average balance of interest-bearing deposits outstanding. The cost of interest-bearing deposits remained unchanged. Interest on Federal Home Loan Bank of New York ("FHLB") advances amounted to $57,000 during the three months ended September 30, 1997. During the 1998 period, the Bank had no FHLB advances outstanding.

Net interest income increased $148,000 or 9.2% to $1.8 million during the three months ended September 30, 1998 when compared with $1.6 million the same 1997 period. Such increase was due to an increase in total interest income of $261,000 which offset an increase in total interest expense of $13,000. The Bank's net interest rate spread decreased to 2.23% for the three months ended September 30, 1998 from 2.68% for the three months ended September 30, 1997. The decrease in the interest rate spread in 1998 resulted from a decrease of 48 basis points in the yield earned on interest-earning assets which offset a three basis points decrease in the cost of interest-bearing liabilities.

During the three months ended September 30, 1998 and 1997, the Bank provided $15,000 and $50,000, respectively, for loan losses. The allowance for loan losses is based on management's evaluation of the risks inherent in its loan portfolio and gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997 (Cont'd.)

At September 30, 1998 and 1997, the Bank's non-performing loans, which were delinquent ninety days or more, totaled $807,000 or .32% of total assets and $916,000 or .42% of total assets, respectively; all of these loans were on non-accrual status.

Non-interest income decreased by $32,000 or 25.60% to $93,000 during the three months ended September 30, 1998 when compared to $125,000 during the same period in 1997. The decrease during the 1998 period resulted from decreases in fees and service charges on deposits of $1,000, gains on sales of securities available for sale of $25,000, gains on sale of student loans of $4,000 and an increase in miscellaneous non-interest income of $2,000, which offset an increase in fees and service charges on loans of $1,000.

Non-interest expenses increased by $204,000 or 20.1% to $1.2 million during the three months ended September 30, 1998 when compared with $989,000 during the same 1997 period. During the 1998 period, salaries and employee benefits, occupancy, advertising, federal insurance premium and miscellaneous expenses increased $104,000, $14,000, $18,000, $1,000 and $78,000, respectively, which were partially offset by a decrease in equipment expenses of $12,000.

Income taxes totaled $221,000 and $264,000 during the three months ended September 30, 1998 and 1997, respectively. The decrease during the 1998 period resulted from a decrease in pre-tax income.

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997

Net income decreased $93,000 or 8.2% to $1.0 million for the nine months ended September 30, 1998 compared with net income of $1.1 million for the same period in 1997. The decrease in net income during the 1998 period resulted from increases in total interest expense and non-interest expenses which offset an increase in total interest income, and decreases in provision for loan losses and income taxes.

Interest income on loans increased by $976,000 or 12.1% to $9.0 million during the nine months ended September 30, 1998 when compared with $8.1 million during the same 1997 period. The increase during the 1998 period resulted from an increase of $17.9 million in the average balance of loans outstanding which offset a decrease of two basis points in the yield earned on the loan portfolio. Interest on mortgage-backed securities available for sale decreased $788,000 or 27.7% to $2.1 million during the nine months ended September 30, 1998 when compared with $2.8 million for the same period in 1997. The decrease during the 1998 period resulted from a decrease in the average balance of mortgage-backed securities available for sale outstanding of $2.9 million and a decrease of 163 basis points in the yield earned. The decrease in the yield on mortgage-backed securities available for sale resulted from employing an interest rate risk reduction strategy whereby the Bank sold fixed rate mortgage-backed securities and purchased adjustable rate mortgage-backed securities. Interest earned on investment securities available for sale decreased $118,000 or 68.2% to $55,000 during the nine months ended September 30, 1998 when compared with $173,000 for the same period in 1997. The decrease during the nine months ended September 30, 1998 resulted from a decrease of $2.4 million in the average balance of securities outstanding along with a 42 basis point increase in the yield earned on such securities. Interest earned on other interest-earning assets increased by $465,000 or 195.4% to $703,000 during the

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997 (Cont'd.)

nine months ended September 30, 1998, when compared with $238,000 for the same period in 1997. The increase during the 1998 period resulted from an increase of $11.4 million in the average balance of other interest-earning assets outstanding which offset a decrease in the yield earned of 45 basis points on such portfolio.

Interest expense on deposits increased $601,000 or 9.1% to $7.2 million during the nine months ended September 30, 1998 when compared to $6.6 million during the same period in 1997. Such increase during the 1998 period was attributable to an increase of eight basis points in the cost of interest-bearing deposits along with an increase of $13.8 million in the average balance of interest-bearing deposits outstanding. Interest on advances amounted to $88,000 during the nine months ended September 30, 1997. During the 1998 period, the Bank had no advances outstanding.

Net interest income increased $22,000 or .27% to $4.66 million during the nine months ended September 30, 1998 when compared with $4.64 million during the same 1997 period. Such increase was due to an increase in total interest income of $536,000 sufficient to offset an increase in total interest expense of $514,000. The Bank's net interest rate spread decreased to 2.13% in 1998 from 2.65% in 1997. The decrease in the interest rate spread in 1998 resulted from a decrease of eight basis points in the yield earned on interest-earning assets along with a 44 basis points increase in the cost of interest-bearing liabilities.

During the nine months ended September 30, 1998 and 1997, the Bank provided $45,000 and $150,000, respectively, for loan losses.

Non-interest income remained unchanged during the nine months ended September 30, 1998 when compared to the same 1997 period.

Non-interest expenses increased by $367,000 or 12.4% to $3.3 million during the nine months ended September 30, 1998 when compared with $2.0 million during the same 1997 period. The increases, during the 1998 period, resulted primarily from the increases in advertising of $51,000 and miscellaneous expenses of $242,000.

Income taxes totaled $579,000 and $726,000 during the nine months ended September 30, 1998 and 1997, respectively. The decrease during the 1998 period resulted from a decrease in pre-tax income.

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. The requirement, which the OTS may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity averaged 48.7% during the month of September 1998. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (Cont'd.)

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. On June 30, 1998, the Corporation completed its IPO, selling 1,686,955 shares of common stock to stockholders other than Liberty Bancorp, MHC and the Bank's ESOP for net proceeds of $16.3 million. At September 30, 1998, interest-bearing deposits and securities available for sale totaled $18.8 million and $51.4 million, respectively. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At September 30, 1998, no advances from the FHLB were outstanding.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 1998, the Bank has outstanding commitments to originate loans of $6.8 million. Certificates of deposits scheduled to mature in one year or less at September 30, 1998, totalled $83.1 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, each savings institution must maintain tangible capital equal to at least 1.5% of its total adjusted assets, core capital equal to at least 4.0% of its total adjusted assets and total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at September 30, 1998 as compared to the minimum regulatory capital requirements:

                                       Amount         Percent of Adjusted Assets
                                       ------         --------------------------
                                   (in thousands)
Tangible Capital:
       Requirement                     $ 3,718                  1.50%
       Actual                           24,539                  9.90%
                                       -------                 -----

       Excess                          $20,821                  8.40%
                                       =======                 =====

Core Capital:
       Requirement                     $ 9,915                  4.00%
       Actual                           24,539                  9.90%
                                       -------                 -----

       Excess                          $14,624                  5.90%
                                       =======                 =====
Risk-Based Capital:
       Requirement                     $ 8,484                  8.00%
       Actual                           25,300                 23.86%
                                       -------                 -----

       Excess                          $16,816                 15.86%
                                       =======                 =====

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

Thrift Rechartering Legislation

Proposed legislation regarding elimination of the thrift charter and related issues remains pending before Congress. The Bank, whose deposits are insured by Savings Associations Insurance Fund ("SAIF"), is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the Bank Insurance Fund ("BIF") or SAIF funds will eventually merge.

Supervisory Examination

The Bank's financial statements are periodically examined by the OTS and the Federal Deposit Insurance Corporation ("FDIC") as part of their regulatory oversight of the thrift industry. As a result of these examinations, the regulators can direct that the Bank make adjustments to its financial statements based on their findings.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


Management of Interest Rate Risk

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

Net Portfolio Value

The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


Net Portfolio Value (Cont'd.)

The following table presents the Bank's NPV at June 30, 1998, the latest available, as calculated by the OTS, which is based upon quarterly information that the Bank provided voluntarily to the OTS. In the opinion of management, there have been no material changes to the Bank's NPV since June 30, 1998.


                    Percentage Change in Net Portfolio Value
   -----------------------------------------------------------------------------
      Changes                                Board
     in Market               Projected      Policy      Estimated      Amount of
   Interest Rates             Change       Guidelines     NPV            Change
   --------------            ---------     ----------   ---------      --------
   (basis points)                    (Dollars in Thousands)

       400                    (55.0)%       (75.0)%     $ 13,215       $(16,222)
       300                    (39.0)%       (50.0)%       17,936        (11,501)
       200                    (24.0)%       (37.5)%       22,477         (6,960)
       100                    (10.0)%       (18.8)%       26,509         (2,928)
        --                     --            --           29,437             --
      (100)                     7.0         (15.0)%       31,600          2,163
      (200)                    10.0         (25.0)%       32,268          2,831
      (300)                    11.0         (50.0)%       32,819          3,382
      (400)                    15.0        (100.0)%       33,933          4,496

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

ITEM 2.   Changes in Securities

          Not applicable.

ITEM 3.   Defaults Upon Senior Securities and Use of Proceeds

          (a)  Defaults Upon Senior Securities.

               Not applicable.

          (b)  Use of Proceeds.

               The effective date of the Corporation's IPO was June 30, 1998. The offering commenced on May 13, 1998 and terminated on June 22, 1998. The securities offered were common stock of the Corporation, par value $1.00 per share. 1,833,646 shares of common stock were sold for an aggregate offering price of $18.3 million. The expenses for the offering were $603,000, which were direct or indirect payments to persons other than directors and officers of the Corporation. The net proceeds of the offering were $17.3 million. $8.9 million of the net proceeds of the offering were invested in short-and intermediate-term securities and the remainder was paid to the Bank in exchange for all of the Bank's outstanding common stock, and is available as working capital to support the Bank's lending and investing activities. Such investments constituted direct or indirect payments to persons other than officers, directors or owners of 10 percent or more of the Corporation's common stock.

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


                                      LIBERTY BANCORP, INC.


Date: November 12, 1998                By /s/ John R. Bowen
                                          --------------------------------------
                                          John R. Bowen
                                           President and Chief Executive Officer


Date: November 12, 1998                By: /s/ Michael J. Widmer
                                          --------------------------------------
                                          Michael J. Widmer
                                           Executive Vice President and
                                           Chief Financial Officer