Form 10KSB
period 1998-12-31
LIBERTY BANCORP INC /NJ/
filed 1999-03-31
CIK 1057570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transaction period from ___________________ to ______________________



                         Commission File Number: 0-24519

                              LIBERTY BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)




            Federal                                           22-3593532
 (State or Other Jurisdiction                              (I.R.S. Employer
 of Incorporation or Organization)                       Identification Number)


  1410 St. Georges Avenue, Avenel, NJ                           07001
 (Address of Principal Executive Office)                      (Zip Code)


                                 (732) 499-7200
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES [x] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     The registrant's revenues for the fiscal year ended December 31, 1998 were $16.0 million.

     As of March 18, 1999, there were issued and outstanding 3,626,329 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of such date ($10.3125) was $15.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 1998 (Parts II and IV).

2.   Proxy Statement for the May 1999 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1.   Business

Liberty Bancorp, Inc.

     Liberty Bancorp, Inc. (the "Company") was formed on June 30, 1998 for the purpose of acting as the holding company for Liberty Bank (the "Bank"). The Company's assets consist primarily of the outstanding capital stock of the Bank and cash and investments of $8.9 million, representing a portion of the net proceeds from the Company's stock offering completed June 30, 1998 in connection with the mutual holding company reorganization of the Bank. At December 31, 1998, 1,833,646 shares of the Company's common stock, par value $1.00 per share, were held by the public, and 2,067,729 shares were held by Liberty Bancorp, MHC, the Company's parent mutual holding company. The Company's principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

     At December 31, 1998, the Company had consolidated total assets of $260.4 million, consolidated total deposits of $223.3 million and consolidated total equity of $34.4 million.

     The Company's executive office is located at 1410 St. Georges Avenue, Avenel, New Jersey 07001. Its telephone number at this address is (732) 499-7200.

Liberty Bank

     The Bank was organized as a building and loan association in 1927 and became a federal savings and loan association in 1942. The Bank changed its name from Axia Federal Savings Bank to Liberty Bank in connection with the Bank's mutual holding company reorganization completed June 30, 1998. The Bank conducts its business from its corporate headquarters located in Avenel, New Jersey and three branch offices located in Union and Middlesex Counties, New Jersey. The Bank has traditionally operated as a community-oriented lender offering various mortgage and consumer loan products. The Bank is primarily engaged in the business of offering savings and other FDIC-insured deposits to the general public and using those funds to originate loans secured by one-to-four family residences located in Union and Middlesex Counties.

     The Bank's executive offices are located at 1410 St. Georges Avenue, Avenel, New Jersey 07001. Its telephone number at that location is (732) 499-7200.

Market Area

     The Bank's headquarters are located in Avenel, New Jersey in the township of Woodbridge. Branch offices of the Bank are located in East Brunswick, Rahway and Linden, all of which branches, and the main office, are located in the Bank's primary market area consisting of Middlesex and Union Counties. Middlesex and Union Counties are contiguous and are located in the eastern central part of New Jersey. The economies of Middlesex and Union counties are based on retail services and light manufacturing, especially pharmaceuticals. Both Johnson and Johnson and Merck and Co. have an administrative and research presence in this market. Among the largest employers in Middlesex and Union Counties are John F. Kennedy Medical Center, Robert Wood Johnson Medical Center, Merck and Co. and Johnson & Johnson. The Bank faces intense competition from many financial institutions for deposits and loan originations.

Lending Activities

     General. The Bank has traditionally concentrated its lending activities on first mortgage loans secured by one- to-four family properties that conform to the underwriting guidelines of Fannie Mae and Freddie Mac (often referred to as "conforming loans"). Fannie Mae and Freddie Mac are federally chartered corporations that purchase loans in the secondary mortgage market and issue mortgage-backed securities that are secured by the underlying mortgages. In addition, the Bank originates construction loans, multi-family residential real estate loans, commercial real estate loans, home equity loans and other consumer loans.

     Loan Portfolio Analysis. The following tables set forth the composition of the Bank's loan portfolio at the dates indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                                                      At December 31,
                                        ------------------------------------------------------------------------
                                                 1998                     1997                      1996
                                        --------------------      --------------------      -------------------
                                         Amount       Percent       Amount     Percent        Amount     Percent
                                         ------       -------       ------     -------        ------     -------
                                                                  (Dollars in Thousands)
   Real estate loans:
     One-to-four family...............  $ 166,573      93.23%     $ 143,623      93.88%      $120,892      91.93%
     Multi-family.....................      1,200       0.67          1,258       0.82          1,875       1.42
     Commercial.......................      3,367       1.88          1,906       1.25          2,035       1.55
     Construction.....................         --         --             --         --            237       0.18
                                        ---------    -------      ---------     ------       --------     ------
       Total real estate loans........    171,140      95.78        146,787      95.95        125,039      95.08
                                        ---------    -------      ---------     ------       --------     ------

   Consumer loans:
     Home equity......................      7,133       4.00          5,706       3.73          5,364       4.08
     Other............................        388       0.22            491       0.32          1,101       0.84
                                        ---------    -------      ---------     ------       --------     ------
     Total consumer loans.............      7,521       4.22          6,197       4.05          6,465       4.92
                                        ---------    -------      ---------     ------       --------     ------
     Total loans......................    178,661     100.00%       152,984     100.00%       131,504     100.00%
                                        ---------    =======      ---------     ======       --------     ======
   Less:
     Loans in process.................                                   --                         3
     Deferred loan origination fees...         24                        61                       277
     Allowance for loan losses........        760                       723                       534
                                        ---------                 ---------                  --------

   Total loans, net...................  $ 177,877                 $ 152,200                  $130,690
                                        =========                 =========                  ========


                                                    At December 31,
                                       ----------------------------------------
                                               1995                 1994
                                       ------------------    ------------------
                                        Amount    Percent     Amount    Percent
                                        ------    -------     ------    -------
                                                    (Dollars in Thousands)
Real estate loans:
  One-to-four family ................. $ 97,007    92.08%    $ 91,895     91.56%
  Multi-family .......................    2,018     1.92        2,102      2.09
  Commercial .........................    1,862     1.75        2,049      2.04
  Construction .......................       --       --           --        --
                                       --------   ------     --------    ------
    Total real estate loans ..........  100,887    95.76       96,046     95.69
                                       --------   ------     --------    ------

Consumer loans:
  Home equity ........................    3,345     3.17        3,005      2.99
  Other ..............................    1,123     1.07        1,321      1.32
                                                             --------    ------
  Total consumer loans ...............    4,468     4.24        4,326      4.31
                                                             --------    ------
  Total loans ........................  105,355   100.00%     100,372    100.00%
                                       --------   ======     --------    ======
Less:
  Loans in process ...................       --                    --
  Deferred loan origination fees .....      392                   428
  Allowance for loan losses ..........      490                   442
                                       --------              --------

Total loans, net ..................... $104,473              $ 99,502
                                       ========              ========


     One-to-Four Family Real Estate Lending. Historically, the Bank has concentrated its lending activities on the origination of conforming first mortgage loans secured by one-to-four family residences located in its primary market area. The Bank originates fixed rate mortgage loans and adjustable rate mortgage ("ARM") loans. The Bank's fixed-rate one-to-four family mortgage loans have maturities ranging from 10 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest at the end of the loan term. Fixed rate loans are generally originated under terms, conditions and documentation which permit them to be sold to Fannie Mae and Freddie Mac in the secondary mortgage market, although the Bank rarely sells fixed-rate loans. The Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     The Bank offers ARM loans at competitive interest rates and terms. At December 31, 1998, $59.0 million, or 33.04%, of the Bank's gross loan portfolio consisted of ARM loans or other loans subject to periodic interest rate adjustments. Substantially all of the Bank's ARM loans meet the underwriting standards of Fannie Mae or Freddie Mac, even though the Bank originates ARM loans primarily for its own portfolio. Most of the Bank's ARM loans have interest rates that adjust every year based on the one year Treasury constant maturity index. The Bank also originates ARM loans that have fixed interest rates for an initial period of three to ten years, and thereafter adjust annually based on the one year Treasury constant maturity index. A small percentage of the Bank's ARM loans adjust based on other indices. Most of the Bank's ARM loans amortize over a 30-year period. The Bank determines whether a borrower qualifies for an ARM loan based on the initial interest rate on the loan, except that one year ARM loan borrowers are qualified at the initial rate plus 2%. The Bank's current ARM loans do not provide for negative amortization. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 6%, respectively. The Bank offers initial interest rates that may be more than 2% below the interest rate to which the loan may adjust after the first adjustment date, (based on market interest rates at the time the loan is originated). Accordingly, because of the Bank's 2% interest rate adjustment limitation, the interest rates on these loans would not adjust to the fully-indexed rate at the end of the adjustment period if interest rates were to increase or remain unchanged at the end of the adjustment period.

     Borrower demand for ARM loans versus fixed-rate mortgage loans is affected by market interest rates, borrowers' expectations of future changes in the level of market interest rates, and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that the Bank originates at any time is largely determined by borrowers' demand for each type of loan.

     Retaining ARM loans helps reduce the Bank's exposure to changes in interest rates. There are, however, potential credit risks associated with ARM loans in a rising interest rate environment. Specifically, during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased monthly payments required of the borrower. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in market interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding long-term, fixed-rate loans in portfolio during a rising interest rate environment.

     The Bank requires title insurance insuring the status of the underlying mortgaged properties and an acceptable attorney's opinion on all loans where real estate is the primary source of security. The Bank also requires that fire and casualty insurance be maintained in an amount at least equal to the outstanding loan balance and, if appropriate, flood insurance also must be maintained.

     Pursuant to underwriting guidelines adopted by the Bank's Board of Directors, the Bank can lend up to 95% of the appraised value of the property securing a one-to-four family residential loan. The Bank does not require private mortgage insurance for loans of up to and including 80% of the appraised value of the property. The Bank requires private mortgage insurance for between 17% and 30% of the amount of the loan for loans of 80% to 95% of the appraised value of the property.

     Multi-Family Residential Real Estate Lending. The Bank originates mortgage loans secured by multi-family residential properties (consisting of more than four units). The majority of the Bank's multi-family residential real estate loans are secured by apartment buildings located in the Bank's primary market area. The Bank offers both fixed-rate and adjustable-rate multi-family residential real estate loans. Fixed rate loans are generally offered with balloon terms of three, five and seven years, with a 25 year amortization period, and with a "balloon" or final principal payment due at maturity. The Bank also offers a 15 year fixed rate multi-family residential loan with a 15 year term and amortization period and a one-year adjustable-rate loan with a 25 year term and amortization period. The interest rate on the adjustable rate loans is tied to the one year constant maturity Treasury index, with annual and lifetime interest rate adjustment limits of 2% and 6%, respectively. At December 31, 1998, the average balance of the Bank's multi-family residential real estate loans was $239,912, and the largest such loan had a balance of $450,244 and was performing in accordance with its contractual terms.

     The Bank requires appraisals of all properties securing multi-family residential real estate loans. Appraisals are performed by an independent State licensed and qualified appraiser approved by the Bank, and all appraisals are reviewed by management. The Bank, when underwriting such loans, considers the quality of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. Loan-to-value ratios on the Bank's multi-family residential real estate loans are generally limited to 75%. As part of the criteria for underwriting multi-family residential real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.25. The Bank's policy is also to obtain personal guarantees from the principals of its corporate borrowers on multi-family residential real estate loans.

     Multi-family residential real estate loans generally have higher interest rates than those available on one-to-four family residential loans. However, loans secured by multi-family residential real estate usually have higher balances and are more difficult to evaluate and monitor and, therefore, may involve a greater degree of credit risk than one-to-four family residential mortgage loans. If the estimated value is inaccurate, the value of the property may be insufficient to assure full repayment in the event of default and foreclosure. Because payments on such loans often depend on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio, and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     Commercial Real Estate Lending. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. The majority of the Bank's commercial real estate loans are secured by office buildings and retail stores that are located in the Bank's primary market area. The Bank offers both fixed rate and adjustable rate commercial real estate loans. Fixed-rate loans are generally approved with terms of three, five and seven years, with a 25 year amortization period, resulting in a balloon payment at the end of the stated term. The Bank also offers an adjustable rate commercial real estate loan with annual interest rate adjustments tied to the one year Treasury constant maturity index, and with annual and lifetime interest rate adjustment limits of 2% and 6%, respectively. Adjustable-rate commercial real estate loans are offered for terms of 25 years and are fully amortizing. At December 31, 1998, the average balance of the Bank's commercial real estate loans was $259,000, and the largest such loan had a balance of $1,320,000 and was performing in accordance with its contractual terms.

     The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent State licensed and qualified appraiser approved by the Bank, all of which are reviewed by management. The Bank, when underwriting such loans, considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property.

     Loan-to-value ratios on the Bank's commercial real estate loans are generally limited to 75% of the appraised value of the secured property. As part of the criteria for underwriting commercial real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.25. It is also the Bank's policy to obtain personal guarantees from the principals of its corporate borrowers on its commercial real estate loans.

     Commercial real estate loans generally have higher interest rates than those available on one-to-four family residential loans. However, loans secured by such properties usually have higher balances and are more difficult to evaluate and monitor and, therefore, may involve a greater degree of risk than one-to-four family residential mortgage loans. If the estimated value is inaccurate, in the event of default and foreclosure the value of the property securing the loan may be insufficient to assure full repayment. Because payments on such loans often depend on the successful development, operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     Construction Lending. To a lesser extent, the Bank originates residential construction loans to local home builders, generally with whom it has an established relationship, and to individuals who have a contract with a builder for the construction of their residence. The Bank's construction loans are generally secured by property located in the Bank's primary market area. At December 31, 1998, the Bank had no construction loans outstanding.

     The Bank's construction loans to home builders generally have fixed interest rates and are for a term of 12 months. Construction loans to builders typically are originated with a maximum loan to value ratio of 80%. Construction loans to individuals are generally originated pursuant to the same policy guidelines regarding loan to value ratios that are used in connection with loans secured by one-to-four family residential real estate.

     Construction loans to builders are made where the home is pre-sold or on a speculative (unsold) basis. However, the Bank generally limits the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder, and prior sales of homes in the development. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property, and all appraisals are reviewed by management. Loan proceeds are disbursed after an inspection of the property based on a percentage of completion. Monthly payment of accrued interest is required.

     Construction loans generally have higher interest rates with shorter terms to maturity relative to single-family permanent mortgage lending. Construction loans, however, are generally considered to involve a higher degree of risk than single-family permanent mortgage loans because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has attempted to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties and generally requiring personal guarantees from the principals of its corporate borrowers.

     Consumer Lending. The Bank's consumer loans consist of both fixed-rate and adjustable-rate line of credit home equity loans, and loans secured by deposit accounts. The Bank's home equity loans and lines of credit are secured by a first or second mortgage on residential property, and have fixed and variable interest rates that are tied to The Wall Street Journal prime lending rate (the "Prime Rate"). Variable interest rate equity lines of credit adjust monthly and generally have terms of up to 20 years. Home equity loans are offered with fixed interest rates and have terms from five to 20 years. Loans secured by deposit accounts do not have a fixed term, and are due and payable when the underlying deposit account or certificate is withdrawn or matures. The Bank promotes consumer loans by contacting existing customers and by other promotions and advertising directed at existing and prospective customers. All of the Bank's consumer loans are secured by real estate or deposits.

     Consumer lending is an important part of the Bank's business because such loans generally have shorter terms and higher yields than one-to-four family mortgage loans, thus reducing exposure to changes in interest rates. In addition, consumer loans expand the products and services offered by the Bank to better meet all of the financial services needs of its customers. Consumer loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of home equity loans that are underwritten so that their credit risk is substantially similar to that of one-to-four family residential mortgage loans. Nevertheless, these loans have greater credit risk than one-to-four family residential mortgage loans because they often are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank.

     The Bank's underwriting procedures for consumer loans include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security, to the proposed loan amount. The Bank underwrites and originates its consumer loans internally, which the Bank believes limits its exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources.

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans and loans with no stated maturity are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses.

                                           One-to-Four
                                              Family         Multi-Family       Commercial         Consumer           Total
                                           -----------       ------------       ----------         --------           -----
                                                                          (In Thousands)
Amounts Due:
Within 1 year ............................   $     25          $     --          $     --          $    306          $    331
Over 1 to 2 years ........................         61                --                --               116               177
Over 2 to 3 years ........................        359                --                --                73               432
Over 3 to 5 years ........................     10,676                --                --               857            11,533
Over 5 to 10 years .......................     20,512               863               122             2,857            24,354
Over 10 to 25 years ......................     60,736               337             3,245             3,312            67,630
Over 25 years ............................     74,204                --                --                --            74,204
                                             --------          --------          --------          --------          --------
Total amount due .........................   $166,573          $  1,200          $  3,367          $  7,521          $178,661
                                             ========          ========          ========          ========          ========

     The following table sets forth the dollar amount of all loans for which final payment is not due until after December 31, 1999. The table also shows the amount of loans which have fixed rates of interest and those which have adjustable rates of interest.

                                        Fixed Rates  Adjustable Rates    Total
                                        -----------  ----------------    -----
                                                      (In Thousands)

Real estate loans:
  One-to-four family ..............       $111,508       $ 54,847       $166,355
  Multi-family ....................          1,134             66          1,200
  Commercial ......................            952          2,415          3,367
                                          --------       --------       --------
Total real estate loans ...........        113,594         57,328        170,922

Consumer ..........................          5,591          1,817          7,408
                                          --------       --------       --------

  Total loans .....................       $119,185       $ 59,145       $178,330
                                          ========       ========       ========


     Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such loans. The actual life of a loan is often less than its contractual term because of prepayment. In addition, due-on-sale clauses on mortgage loans give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of the Bank's mortgage loans portfolio tends to increase, however, when current mortgage loan market interest rates are substantially higher than interest rates on existing mortgage loans. Conversely, the average life of the Bank's loan portfolio would decrease when interest rates on existing mortgage loans are substantially higher than current mortgage loan market interest rates.

     Loan Solicitation and Processing. The Bank's lending activities are subject to the written underwriting standards and loan origination procedures established by the Board of Directors. Loan originations come from a number of sources. The principal sources of loan originations are newspaper advertising, real estate agents, home builders, walk-in customers, referrals and existing customers. The Bank uses professional fee appraisers for residential real estate loans and construction loans and all commercial real estate loans. The Bank requires hazard, title and, to the extent applicable, flood insurance on all property securing its real estate loans. Mortgage loan applications are initiated by loan officers. All loans of $500,000 or more must be approved by the Board of Directors. Loans of less than $350,000 may be approved by any three members of the Bank's Loan Committee, which consists of the Bank's President, the Bank's Executive Vice President and two lending officers. Loans in excess of $350,000, but less than $500,000 may be approved by the Bank's Executive
Committee, which consists of the Bank's President and three non-employee directors.

         Loan Originations, Sales and Purchases. The following table sets forth total loans originated and repaid during the periods indicated.

                                                     Years Ended December 31,
                                               ---------------------------------
                                                1998          1997         1996
                                               -------      -------      -------
                                                        (In Thousands)
Originations:
   Adjustable rate:
     Real estate
       One-to-four family (1) ...........      $ 3,586      $22,317      $22,542
       Multi-family .....................           --           --           --
       Commercial .......................        1,320           --           --
       Construction .....................           --           --           --
     Consumer ...........................        1,008        1,654        2,122
                                               -------      -------      -------
       Total adjustable rate ............        5,914       23,971       24,664
                                               -------      -------      -------
   Fixed rate:
     Real estate
       One-to-four family ...............       53,680       16,234       15,713
       Multi-family .....................           --           --           --
       Commercial .......................          350           --           --
       Construction .....................          178          140          631
     Consumer ...........................        3,701          838          564
                                               -------      -------      -------
       Total fixed rate .................       57,909       17,212       16,908
                                               -------      -------      -------
       Total loans originated ...........       63,823       41,183       41,572
                                               -------      -------      -------

Purchases:
   Real estate:
     One-to-four family .................           --           --           --
     Multi-family .......................           --           --           97
     Commercial .........................           --           --           --
   Consumer .............................           --           --           --
                                               -------      -------      -------
     Total loans purchased ..............           --           --           97
                                               -------      -------      -------

Sales and Repayments:
   Real estate:
     One-to-four family .................           --           --           --
     Multi-family .......................           --           --           --
     Commercial .........................           --           --           --
   Consumer .............................           68          647           --
                                               -------      -------      -------
     Total loans sold ...................           68          647           --
                                               -------      -------      -------

Principal repayments ....................       38,160       19,056       15,524
                                               -------      -------      -------
   Total reductions .....................       38,228       19,703       15,524
                                               -------      -------      -------
Increase in other items, net ............           82           30           72
                                               -------      -------      -------
   Net increase (decrease) ..............      $25,677      $21,510      $26,217
                                               =======      =======      =======

----------

(1) Originations include mortgage loans which adjust annually after an initial fixed-rate period of five, seven or ten years in the following amounts:

                                                     Years Ended December 31,
                                             -----------------------------------
                                             1998           1997           1996
                                             -----         ------          -----
                                                        (In Thousands)

Initial fixed rate:
  Five years ......................            549         $6,087          2,871
  Seven years .....................          1,569          6,909          3,377
  Ten years .......................          1,460          1,027          2,866


     Loan Commitments. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and generally remain outstanding for 45 to 60 days from the date the commitment is issued, depending on the type of transaction. At

December 31, 1998, the Bank had total loan commitments of $5.2 million and commitments to customers for unused lines of credit of $3.1 million outstanding.

     Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, late payments and for miscellaneous services related to its loans. Income from these activities varies from period-to-period depending upon the volume and type of loans made and competitive conditions.

     The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized income of $(6,500), $69,000 and $44,000 of deferred loan fees during the years ended December 31, 1998, 1997 and 1996, respectively.

     Nonperforming Assets and Delinquencies. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. Computer generated late notices are mailed 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through a notice or other means, and the Bank will attempt to work out a payment schedule and actively encourage delinquent borrowers to seek home ownership counseling. While the Bank generally prefers to work with borrowers to resolve such problems, the Bank will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Loans are placed on nonaccrual status generally if, in the opinion of management, principal or interest payments are not likely to be received in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date the loan is placed on nonaccrual status is reversed against income when it is considered uncollectible. Loans may be reinstated to accrual status when payments are under 90 days past due and, in the opinion of management, collection of the remaining past due balances can be reasonably expected.

     The Bank's Board of Directors is informed monthly of the status of all mortgage loans delinquent more than 60 days, all loans in foreclosure and all foreclosed and repossessed property owned by the Bank.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. As of such dates, the Bank had no restructured loans within the meaning of SFAS No. 15.

                                                                           At December 31,
                                                ------------------------------------------------------------------
                                                  1998           1997           1996           1995           1994
                                                ------         ------         ------         ------         ------
                                                                         (Dollars in Thousands)
Non-accruing loans:
  One-to-four family .........................  $  505         $  844         $  841         $  368         $  737
  Multi-family ...............................      66             65             63             --             --
  Commercial .................................      22             --             --             --             --
  Consumer ...................................      --             --             --             --             --
                                                ------         ------         ------         ------         ------

    Total ....................................     593            909            904            368            737
                                                ------         ------         ------         ------         ------

Accruing loans delinquent 90 days or more:
  One-to-four family .........................      --             --             --            440             58
  Multi-family ...............................      --             --             --             --             --
  Commercial .................................      --             --             --             --             --
  Consumer (1) ...............................       7             25             26             15             51
                                                ------         ------         ------         ------         ------

  Total ......................................       7             25             26            455            109
                                                ------         ------         ------         ------         ------

Real estate owned ............................     106            121             --            134            144
                                                ------         ------         ------         ------         ------

Total non-performing assets ..................  $  706         $1,055         $  930         $  957         $  990
                                                ======         ======         ======         ======         ======

Total as a percentage of total assets ........    0.27%          0.49%          0.46%          0.51%          0.58%
                                                ======         ======         ======         ======         ======

----------
(1)  Consists of student loans backed by a government guarantee.


     Interest income that would have been recorded for the fiscal years ended December 31, 1998 and 1997 had nonaccruing loans been current in accordance with their original terms amounted to $51,000 and $84,000, respectively. The Bank recorded $6,000 and $36,000, respectively, of interest income on such loans for such periods.

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1998.

                                                                    Loans delinquent for:
                                   ---------------------------------------------------------------------------------------
                                           60-89 days                  90 Days and Over         Total Delinquent Loans
                                   --------------------------    --------------------------    ---------------------------
                                                     Percent                       Percent                        Percent
                                                     of Loan                       of Loan                        of Loan
                                   Number    Amount  Category    Number    Amount  Category    Number    Amount   Category
                                   ------    ------  --------    ------    ------  --------    ------    ------   --------
                                                                   (Dollars in Thousands)
Real Estate:
  One-to-four family ............      5      $160      0.1%         7      $505      0.3%        12      $665      0.4%
  Multi-family ..................     --        --       --          1        66      5.5          1        66      5.5
  Commercial ....................     --        --       --          1        22      0.6          1        22      0.6
  Consumer ......................     --        --       --          3         7       --          3         7       --
                                    ----      ----      ----      ----      ----     ----       ----      ----     ----
   Total loans ..................      5      $160      0.1%        12      $600      0.3%        17      $760      0.4%
                                    ====      ====      ====      ====      ====     ====       ====      ====     ====


     Real Estate Acquired in Settlement of Loans. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Foreclosed real estate is held for sale and such assets are carried at fair value minus estimated cost to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value less estimated selling costs. At December 31, 1998, the Bank had $106,000 of real estate acquired in settlement of loans.

     Restructured Loans. Under Generally Accepted Accounting Principals ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank had no restructured loans as of December 31, 1998.

     Asset  Classification.  The OTS has adopted various  regulations  regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory risk based capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Bank. As of December 31, 1998, the Bank had $299,000 of assets designated as "special mention."

     At  December  31,  1998,  the  Bank  had  $604,000  of  assets   classified
substandard, and $22,000 classified doubtful.

     Allowance for Loan Losses. The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

     In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

     The general valuation allowance is maintained to cover losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and the size and growth of the loan portfolio. Specific valuation allowances are established to absorb losses on loans for which full collectibility cannot be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for losses is charged against income monthly to maintain the allowances.

     Management believes that the amount maintained in the allowance at December 31, 1998 will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                                      At or For the Years
                                                                                       Ended December 31,
                                                                ---------------------------------------------------------------
                                                                 1998          1997           1996          1995           1994
                                                                -----         -----          -----         -----          -----
                                                                                     (Dollars in Thousands)

Balance at beginning of period .........................        $ 723         $ 534          $ 490         $ 442          $ 392
Charge-offs
Real estate:
  One-to-four family ...................................            7            11             --            12              3
  Multi-family and other ...............................           --            --             --            --             --
                                                                -----         -----          -----         -----          -----
    Total ..............................................            7            11             --            12              3

Total Recoveries .......................................           --            --              1            --             --
                                                                -----         -----          -----         -----          -----

Net charge-offs ........................................            7            11             (1)           12              3

Additions charged to operations ........................           44           200             43            60             53
                                                                -----         -----          -----         -----          -----

Balance at end of period ...............................        $ 760         $ 723          $ 534         $ 490          $ 442
                                                                =====         =====          =====         =====          =====

Ratio of net charge-offs during the period
   to average loans outstanding during the
   period ............ .................................         0.01%         0.01%            --          0.01%            --
                                                                =====         =====          =====         =====          =====

Ratio of net charge-offs during the period
  to average non-performing assets ....... .............         2.61%         1.04%            --          1.23%          0.31%
                                                                =====         =====          =====         =====          =====


     The activity in the allowance for loan losses is as follows:

                                                                                    Years Ended December 31,
                                                                ---------------------------------------------------------------
                                                                 1998          1997           1996          1995           1994
                                                                -----         -----          -----         -----          -----
                                                                                         (In Thousands)

Balance - beginning ....................................        $ 723         $ 534          $ 490         $ 442          $ 392
Provisions charged to operations .......................           44           200             43            60             53
Loans charged off, net of recoveries ...................            7           (11)             1           (12)            (3)
                                                                -----         -----          -----         -----          -----
Balance - ending .......................................        $ 760         $ 723          $ 534         $ 490          $ 442
                                                                =====         =====          =====         =====          =====

     The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                       At December 31,
                           -------------------------------------------------------------------------------------------------------
                                        1998                               1997                                1996
                          ---------------------------------- ---------------------------------- ---------------------------------
                                                   % of                               % of                                % of
                                        Loan     Loans in                  Loan      Loans in                   Loan    Loans in
                          Amount of    Amounts Each Category  Amount of   Amounts  Each Category  Amount of   Amounts  Each Category
                          Loan Loss      by      to Total     Loan Loss     by      to Total      Loan Loss      by      to Total
                          Allowances  Category    Loans      Allowances  Category     Loans       Allowances  Category    Loans
                          ----------  -------- ------------- ----------  --------  -------------  ----------  -------- -------------
                                                                  (Dollars in Thousands)

One-to-four family........ $    458   $166,573      93.23%    $    402   $143,623     93.88%      $    356   $121,129     92.10%
Multi-family .............       11      1,200        .67           22      1,258      0.82             42      1,875      1.43
Commercial real estate ...       40      3,367       1.88           37      1,906      1.25             61      2,035      1.55
Home equity ..............       81      7,133       4.00           59      5,706      3.73             75      5,364      4.08
Other consumer ...........       --        388       0.22            3        491      0.32             --      1,101      0.84
Unallocated ..............      170         --       0.00          200         --      0.00             --         --      0.00
                           --------   --------     ------     --------   --------    ------       --------   --------    ------

                           $    760   $178,661        100%    $    723   $152,984    100.00%      $    534   $131,504    100.00%
                           ========   ========     ======     ========   ========    ======       ========   ========    ======



                                                       At December 31,
                            -----------------------------------------------------------------------
                                         1995                                 1994
                           ----------------------------------- ------------------------------------
                                                     % of                               % of
                                         Loan      Loans in                  Loan      Loans in
                           Amount of    Amounts  Each Category  Amount of   Amounts  Each Category
                           Loan Loss      by       to Total     Loan Loss     by      to Total
                           Allowances  Category      Loans      Allowances  Category     Loans
                           ----------  --------  -------------  ----------  -------- -------------
                                                  (Dollars in Thousands)


One-to-four-family ......  $    296    $ 97,007      92.08%     $    240   $ 91,895     91.56%
Multi-family ............        43       2,018       1.92            37      2,102      2.09
Commercial real
 estate .................        61       1,862       1.76            33      2,049      2.04
Home equity .............        44       3,345       3.17            30      3,005      2.99
Other consumer ..........        --       1,123       1.07            --      1,321      1.32
Unallocated .............        46          --       0.00           102         --      0.00
                           --------    --------     ------      --------   --------    ------

                           $    490    $105,335     100.00%     $    442   $100,372    100.00%
                           ========    ========     ======      ========   ========    ======


Investment Activities

     The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, government sponsored corporation securities, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of New York, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Bank is not permitted to invest in corporate equity securities. Savings institutions like the Bank are also required to maintain an investment in FHLB stock. The Bank is required under federal regulations to maintain a minimum amount of liquid assets.

     The Bank purchases investment securities with excess liquidity arising when investable funds exceed loan demand. The Bank's current investment policy limits investments to U.S. Government and government sponsored corporation securities, certificates of deposit, marketable corporate debt obligations, and mortgage-backed securities. The Bank's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products or non-investment grade corporate bonds. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk and risk-based capital is also considered.

     The following table sets forth the carrying value of the Bank's securities portfolio, at the dates indicated. All securities, other than FHLB stock, are available for sale.

                                                                                 At December 31,
                                                 -------------------------------------------------------------------------------
                                                          1998                        1997                      1996
                                                 ----------------------      -----------------------    ------------------------
                                                 Carrying       % of         Carrying        % of       Carrying         % of
                                                  Value         Total          Value        Total        Value           Total
                                                 --------       -----        --------       -----       --------         -----
                                                                            (Dollars in Thousands)
Available for sale:
Investment securities:
  Federal agency obligations ..................  $     --            --%     $  1,000           1.85%   $  4,007           6.72%
  Unrealized gain (loss), net .................        --            --            (8)          (.01)        (63)          (.10)
  Equity securities ...........................        --            --            --             --          --             --
  Unrealized gains (loss), net ................        --            --            --             --         120            .20
                                                 --------     ---------      --------      ---------    --------      ---------
    Total investment securities ...............        --            --           992           1.84       4,064           6.82
                                                 --------     ---------      --------      ---------    --------      ---------

Mortgage-backed securities:
  GNMA ........................................    13,353         21.28         1,184           2.20       1,813           3.04
  Fannie Mae ..................................    17,490         27.88        19,922          36.95      12,300          20.64
  Freddie Mac .................................    30,095         47.97        30,614          56.78      40,604          68.14
  Net unamortized premium, (discounts) ........       868          1.38           545           1.01         487           0.82
  Unrealized gains, net .......................       929          1.49           660           1.22         321           0.54
                                                 --------     ---------      --------      ---------    --------      ---------
    Total mortgage backed securities ..........    62,735                      52,925          98.16      55,525          93.18
                                                 --------                    --------      ---------    --------      ---------

Total securities available for sale ...........  $ 62,735        100.00%     $ 53,917         100.00%   $ 59,589         100.00%
                                                 ========     =========      ========      =========    ========      =========

FHLB Stock ....................................  $  2,008                    $  1,804                   $  1,615
                                                 ========                    ========                   ========

Other interest earning assets:
  Interest bearing deposits in banks ..........  $ 12,350                    $  4,739                   $  4,471
                                                 ========                    ========                   ========

         The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each of the range at maturities at December 31, 1998.


                                                        Carrying     Average
                                                         Value        Yield
                                                        --------     -------

     One year or less ...........................       $   631       6.50%
     After one year though five years ...........         3,072       6.57
     After five years through ten years .........            --         --
     After ten years ............................        59,032       7.10
                                                        -------       ----

     Total ......................................       $62,735       7.07%
                                                        =======

Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB of New York may be used on a short-term basis to compensate for reductions in the flow of funds from other sources or as a long-term funding strategy. Presently, the Bank has no other borrowing arrangements.

     Deposit Accounts. The Bank's deposit products include negotiable order of withdrawal ("NOW") accounts, demand deposit accounts, money market accounts, regular passbook savings, statement savings accounts and term certificate accounts. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. The Bank reviews its deposit mix and pricing weekly. The Bank does not utilize brokered deposits, nor has it sought jumbo certificates of deposit.

     The Bank believes it is competitive in the type of accounts and interest rates it offers on its deposit products. The Bank determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on various FHLB of New York lending programs, and the deposit growth rate the Bank is seeking to achieve.

     The Bank may use premiums to attract new checking accounts, particularly in conjunction with new branch openings. These premiums are reflected as an increase in the Bank's advertising and promotion expense, as well as its cost of funds. The Bank also attracts business checking accounts and promotes individual retirement accounts ("IRAs").

     The following table sets forth an analysis of deposit accounts by type, maturity, and rate at December 31, 1998, 1997 and 1996.

                                                                              At December 31,
                                        --------------------------------------------------------------------------------------------
                                                    1998                           1997                           1996
                                        ---------------------------    ---------------------------    ------------------------------
                                                   Weighted                       Weighted                       Weighted
                                                   Average     % of               Average    % of                Average    % of
                                         Amount      Rate     Total     Amount     Rate      Total     Amount     Rate      Total
                                        -------    --------   -----     ------    --------   -----     ------    --------   --------
                                                                          (Dollars in Thousands)

  Transactions and savings deposits:

  Non-interest bearing ..............   $  4,398      --%      1.97%   $  3,376      --%      1.70%   $  2,417      --%      1.31%
  Money market accounts .............      2,587     2.64      1.16       2,809     2.69      1.42       3,160     2.75      1.71
  NOW accounts ......................      9,995     1.50      4.47       9,696     1.50      4.89       8,816     2.25      4.77
  Passbook and statement savings ....     49,197     3.00     22.03      45,168     3.00     22.77      44,120     2.99     23.89
                                        --------             ------    --------              ------    --------            ------
    Total transactions and
      savings deposits ..............     66,177     2.56     29.63      61,049     2.58     30.78      58,513     2.74     31.68
                                                                       --------              ------    --------            ------

  Certificate accounts with remaining
    maturities of:
  6 months or less ..................     46,443     5.18     20.80      62,587     5.30     31.55      52,974     5.05     28.68
  Over 6 to 12 months ...............     59,895     5.47     26.83      27,714     5.37     13.97      31,902     5.50     17.27
  Over 12 months ....................     50,755     5.72     22.74      47,013     5.89     23.70      41,320     5.75     22.37
                                        --------             ------    --------             ------    --------             ------
    Total certificates ..............    157,093     5.46     70.37     137,314     5.52     69.22     126,196     5.39     68.32
                                        --------             ------    --------             ------    --------             ------
     Total deposits .................   $223,270     4.60%   100.00%   $198,363     4.62%   100.00%   $184,709     4.55%   100.00%
                                        ========   ======    ======    ========   ======    ======    ========   ======    ======


     Time Deposits by Maturities. The following table sets forth the amount of time deposits in the Bank categorized by rates and maturities at December 31, 1998.

                                                                                                      After
                                             December 31,       December 31,      December 31,     December 31,
                                                 1999              2000              2001              2001              Total
                                             ------------       ------------      ------------     ------------        --------
                                                                                (In Thousands)

     Less than 4% ...................               786          $     62          $     --          $     12               860
     4.00-5.99% .....................          $104,691            39,953             1,812             1,202          $147,658
     6.00-7.99% .....................               861             7,714                --                --             8,575
                                               --------          --------          --------          --------          --------
     Total ..........................          $106,338          $ 47,729          $  1,812          $  1,214          $157,093
                                               ========          ========          ========          ========          ========

     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1998.

                                                                                          Maturity
                                                             ------------------------------------------------------------------
                                                             3 Months   Over 3 Months   Over 12 Months     Over
                                                             Or Less     to 12 Months    to 36 Months    36 Months      Total
                                                             --------    ------------   --------------   ---------     --------
                                                                                        (In Thousands)

     Certificates of Deposit less than $100,000 .........    $ 24,473      $ 75,219        $ 45,560      $  1,214      $146,467
     Certificates of Deposit of $100,000 or more ........       1,475         5,171           3,981            --        10,626
                                                             --------      --------        --------      --------      --------

     Total Certificates of Deposit ......................    $ 25,948      $ 80,390        $ 49,541      $  1,214      $157,093
                                                             ========      ========        ========      ========      ========

     Deposit Activity. The following table sets forth the deposit activity of the Bank for the periods indicated.

                                                                              At December 31,
                                                     -------------------------------------------------------------
                                                        1998         1997         1996         1995         1994
                                                     ---------    ---------    ---------    ---------    ---------
                                                                              (In Thousands)
Beginning balance ..............................     $ 198,363    $ 184,709    $ 169,842    $ 153,769    $ 154,055
                                                     ---------    ---------    ---------    ---------    ---------

Net increase (decrease) before interest credited        15,675        5,283        7,343        6,446       (5,192)
Interest credited ..............................         9,232        8,371        7,524        9,627        4,906
                                                     ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in deposits ............        24,907       13,654       14,867       16,073         (286)
                                                     ---------    ---------    ---------    ---------    ---------
Ending balance .................................     $ 223,270    $ 198,363    $ 184,709    $ 169,842    $ 153,769
                                                     =========    =========    =========    =========    =========


     Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has the ability to use advances from the FHLB of New York to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of New York functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB of New York, the Bank is required to own capital stock in the FHLB of New York and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

     The following table sets forth the maximum month-end balance and average balance of FHLB of New York advances for the periods indicated.

                                         Years Ended December 31,
                         -------------------------------------------------------
                          1998         1997        1996        1995        1994
                         -------      ------      ------      ------      ------
                                              (In Thousands)

Maximum balance:
     FHLB advances ..... $    --      $7,500      $  800      $4,200      $4,100

Average balance:
     FHLB advances ..... $    --      $1,663      $   12      $  962      $  304


     At December 31, 1998 and 1997, no advances were outstanding from the FHLB of New York.

Employees

     As of December 31, 1998, the Bank had 43 full-time and 1 part-time employee, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

                                   REGULATION

     As a federally chartered SAIF-insured savings bank, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the FHLB of New York. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank's Board of Directors. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Company and the Bank and their operations.

Federal Regulation of Savings Institutions

     Business Activities. The activities of savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which savings association may engage. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to a single or related group of borrowers. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, and an additional 10% of unimpaired capital and surplus if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units.

     Qualified Thrift Lender Test. In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties.

     Recent legislation has expanded the qualified thrift lender test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and education loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10% of total assets, plus an additional 10% for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. The Bank satisfied the qualified thrift lender test on December 31, 1998.

     Limitations on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution, such as the Bank, that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings institution may make a capital distribution without notice to the OTS, unless it is a subsidiary of a holding company, provided that it has a regulatory rating in the two top categories, is not of supervisory concern, and would remain adequately capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution. Savings institutions that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings institution may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio at December 31, 1998 exceeded the then applicable requirements.

     Community Reinvestment Act and Fair Lending Laws. Savings association share a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to complete with the Fair Lending
Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any nonsavings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

     Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4% leverage (core capital) ratio and an 8% risk based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs"), and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. The final interest rate risk rule also adjusts the risk-weighting for certain mortgage derivative securities. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has postponed the effective date of the capital component in order to provide it with an opportunity to review the interest rate risk approaches taken by the other federal banking agencies. At December 31, 1998, the Bank met each of its capital requirements, in each case on a fully phased-in basis.

     At December 31, 1998, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of December 31, 1998.

                                                                                                   To Be Well Capitalized
                                                                            For Capital            Under Prompt Corrective
                                                 Actual                   Adequacy Purposes            Action Provisions
                                          ----------------------        ---------------------      -----------------------
                                          Amount        Ratio(1)        Amount       Ratio(1)      Amount         Ratio(1)
                                          ------        --------        ------       --------      ------         --------
As of December 31, 1998:
  Tier I core capital ................... $24,952        9.60%         $10,397        4.00%        $12,996              5%
  Tier I risk-based capital .............  24,952        23.08          10,397        4.00           6,497              6%
  Total risk-based capital ..............  25,713        23.78           8,650        8.00          10,812             10%

----------
(1) Core capital is calculated on the basis of a percentage of total adjusted assets; risk-based capital levels are calculated on the basis of a percentage of risk-weighted assets.

     Thrift Charter. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Bank and the Company.

Prompt Corrective Regulatory Action

     Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration  plan  must be  filed  with  the OTS  within  45 days of the date an institution  receives  notice  that  it  is  "undercapitalized,"  "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a
capital  directive  and  the  replacement  of  senior  executive   officers  and
directors.

Insurance of Deposit Accounts

     The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

Federal Home Loan Bank System

     The Bank, as a federal association, is required to be a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of December 31, 1998, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

     Generally. The Mutual Holding Company and the Company are nondiversified mutual savings and loan holding companies within the meaning of the HOLA. As such, the Mutual Holding Company and the Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Mutual Holding Company and the Company and any nonsavings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and the Mutual Holding Company are generally not subject to state business organizations law.

     Permitted Activities. Pursuant to Section 10(o) of the HOLA and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as the Company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company;
(viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

     The HOLA prohibits a savings and loan holding company, including the Company and the Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Waivers of Dividends by the Mutual Holding Company. OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members;
(ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations; and (v) in the event the mutual holding company converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the mutual holding company.

     Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Mutual Holding Company to issue from the mutual to the stock form of ownership (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Holding Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of Common Stock held by the Company's public stockholders ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, subject to the Dividend Waiver Adjustment described below and any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would also be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

     The Dividend Waiver Adjustment would decrease the percentage of the to-be outstanding shares of common stock of the New Holding Company issued to Minority Stockholders in exchange for their shares of Common Stock to reflect (i) the aggregate amount of dividends waived by the Mutual Holding Company and (ii) assets other than Common Stock held by the Mutual Holding Company. Pursuant to the Dividend Waiver Adjustment, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their shares of Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority

Stockholders multiplied by the Dividend Waiver Fraction. The Dividend Waiver Fraction is equal to the product of (a) a fraction, of which the numerator is equal to the Company's stockholders' equity at the time of the Conversion Transaction less the aggregate amount of dividends waived by the Mutual Holding Company and the denominator is equal to the Company's stockholders' equity at the time of the Conversion Transaction, and (b) a fraction, of which the numerator is equal to the appraised pro forma market value of the New Holding Company minus the value of the Mutual Holding Company's assets other than Common Stock and the denominator is equal to the pro forma market value of the New Holding Company.

Federal Securities Law

     Shares of the Company's Common Stock are registered with the SEC under the Section R(g) of Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

                                    TAXATION

Federal Income Taxes

     General. The Bank is, and the Company will be, subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank.

     Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

     Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 1998, was approximately $733,000.

     Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a savings bank charter.

     At December 31, 1998, the Bank's total federal pre-1988 reserve was approximately $3.0 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

     Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1998, the Bank had no net operating loss carryforwards for federal income tax purposes.

     Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

     The Bank is not currently under audit with respect to its federal income tax returns and has not been audited with respect to its federal income tax returns during the past five years.

State and Local Taxation

     State of New Jersey. The Bank files New Jersey income tax returns. For New Jersey income tax purposes, savings institutions are presently taxed at a rate equal to 3% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including the addition of net interest income on state and municipal obligations). The Bank is not currently under audit with respect to its New Jersey income tax returns.

     The Company is required to file a New Jersey income tax return because it is doing business in New Jersey. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. For this purpose, "taxable income" generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligation). However, if the Company meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company at a tax rate presently equal to 2.25% (25% of 9%) of taxable income.

ITEM 2.   Properties

(a)  Properties

     The following table sets forth certain information regarding the Bank's offices at December 31, 1998.

                                             Approximate
Location                      Year Opened    Square Feet        Deposits
--------                      -----------    -----------        --------

1410 St. Georges Avenue          1986          9,200         $68.0 million
Avenel, NJ 07001

1515 Irving Street               1995          7,300         $43.0 million
Rahway, NJ 07065

225 North Wood Ave               1977          1,400         $42.0 million
Linden, NJ 07036

755 State Highway 18             1974          2,000         $70.0 million
East Brunswick, NJ 08816

     At December 31, 1998, the net book value of the Company's office properties and fixtures, furniture, and equipments was $2.1 million.

(b)  Investment Policies

     For a description of the Bank's policies (all of which may be changed without a vote of the Bank's security holders) and the limitations on the percentage of assets which may be invested in any one investment, or type of investment with respect to: (1) investments in real estate or interests in real estate; (2) investments in real estate mortgages; and (3) securities of or interests in primarily engaged in real estate activities, reference is made hereunder to the information presented above under "Item 1. Description of Business.

(c)  Description of Real Estate and Operating Data

     Not Applicable. The book value of each of the Bank's properties is less than 10% of the Bank's total consolidated assets at December 31, 1998.

ITEM 3.   Legal Proceedings

     Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5.   Market for Company's Common Stock and Related Security Holder Matters

     The "Market for Common Stock" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.   Selected Financial Data

     The selected financial information for the year ended December 31, 1998 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

     The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8.   Financial Statements and Supplementary Data

     The financial statements are contained in the Company's Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


ITEM 10.  Directors and Executive Officers of the Company

     The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") is incorporated herein by reference.

ITEM 11.  Executive Compensation

     The "Proposal I--Election of Directors" section of the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The "Proposal I--Election of Directors" section of the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

         The "Transactions with Certain Related Persons" section of the Company's 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)(1) Financial Statements

     The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

          (A)  Report of Independent Auditors

          (B)  Consolidated Statements of Financial Condition

          (C)  Consolidated Statements of Income

          (D)  Consolidated Statements of Comprehensive Income

          (E)  Consolidated Statements of Stockholders' Equity

          (F)  Consolidated Statements of Cash Flows

          (G)  Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules

     All  financial  statement  schedules  have  been  omitted  as the  required
     information  is   inapplicable  or  has  been  included  in  the  Notes  to
     Consolidated Financial Statements.

     (b)  Reports on Form 8-K

     The Company has not filed a Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

     (c)  Exhibits



          3         Federal Stock Charter and Bylaws                   *

          4         Instruments  defining  the  rights  of
                    security  holders, including indentures            *

          10.1      Form of Employment Agreement                       *

          10.2      Form of Employee Stock Ownership Plan              *

          13        Annual Report to Stockholders                     13

          21        Subsidiaries of Registrant                        21

* Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (file no. 333-48003), originally filed with the SEC on March 16, 1998, as amended on May 4, 1998 and May 12, 1998.

                                   Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Liberty Bancorp, Inc.



Date:    March 26, 1999               By:  /s/ John R. Bowen
                                           ------------------------------
                                           John R. Bowen
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:    /s/ John R. Bowen                           By:    /s/ Michael J. Widmer
       --------------------------------------             -----------------------------------
       John R. Bowen                                      Michael J. Widmer
       President, Chief Executive Officer and             Executive Vice President, Chief
       Director (Principal Executive Officer)             Financial Officer and Director
                                                          (Principal Financial and Accounting
                                                          Officer)

Date:  March 26, 1999                              Date:  March 26, 1999



By:    /s/ Dr. Neil R. Bryson                      By:    /s/ Anthony V. Caruso
       --------------------------------------             -----------------------------------
       Dr. Neil R. Bryson                                 Anthony V. Caruso
       Director                                           Director


Date:  March 26, 1999                              Date:  March 26, 1999



By:    /s/ John W. Fox                             By:
       --------------------------------------             -----------------------------------
       John W. Fox                                        Donald F. Marsh
       Director                                           Director


Date:  March 26, 1999                              Date:



By:                                                By:    /s/ Paul J. McGovern
       --------------------------------------             -----------------------------------
       John C. Marsh                                      Paul J. McGovern
       Director                                           Director

Date:



By:    /s/ Nelson L. Taylor, Jr.
       --------------------------------------
       Nelson L. Taylor, Jr.
       Director

Date:  March 26, 1999