Form 10QSB
period 1999-03-31
LIBERTY BANCORP INC /NJ/
filed 1999-05-17
CIK 1057570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1999

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




      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    (1) Yes _X_  No ___
                                             (2) Yes _X_  No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of April 30, 1999, 3,626,329 common shares, $1.00 par value, were outstanding.

                              LIBERTY BANCORP, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I FINANCIAL INFORMATION

     Item 1. Financial Statements

Consolidated Statements of Financial Condition as of
 March 31, 1999 and December 31, 1998 (Unaudited)                              1


Consolidated Statements of Income for the
 Three Months Ended March 31, 1999 and 1998 (Unaudited)                        2


Consolidated Statements of Comprehensive Income
  for the Three Months Ended March 31, 1999
  and 1998 (Unaudited)                                                         3


Consolidated Statements of Cash Flows for the
 Three Months Ended March 31, 1999 and 1998 (Unaudited)                    4 - 5


Notes to Consolidated Financial Statements                                     6

     Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations                             7 - 11

Item 3. Quantitative and Qualitative Disclosures About Market Risk       12 - 13


PART II OTHER INFORMATION                                                14 - 15

SIGNATURES                                                                    16

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                              March 31,       December 31,
                                                               1999               1998
                                                            -------------    -------------
Assets

Cash and amounts due from depository institutions           $   1,236,535    $   1,474,529
Interest-bearing deposits in other banks                        1,312,730       12,349,621
                                                            -------------    -------------

              Total cash and cash equivalents                   2,549,265       13,824,150

Securities available for sale                                  70,280,670       62,734,597
Loans receivable                                              179,734,503      177,876,607
Premises and equipment                                          2,112,619        2,132,110
Foreclosed real estate                                               --            105,620
Federal Home Loan Bank of New York stock                        2,355,100        2,007,500
Interest receivable                                             1,374,402        1,315,997
Other assets                                                      301,271          450,231
                                                            -------------    -------------

              Total assets                                  $ 258,707,830    $ 260,446,812
                                                            =============    =============

Liabilities and stockholders' equity

Liabilities

Deposits                                                    $ 224,117,099    $ 223,270,284
Advance payments by borrowers for taxes and insurance           1,977,735        1,910,748
Advances from Federal Home Loan Bank of New York                  400,000             --
Other liabilities                                                 605,698          832,722
                                                            -------------    -------------

              Total liabilities                               227,100,532      226,013,754
                                                            -------------    -------------

Stockholders' equity

Preferred stock; $1.00 par value, 10,000,000 shares
  authorized; issued and outstanding - none                          --               --
Common stock; $1.00 par value, 20,000,000 shares
  authorized; 3,901,375 shares issued and
  3,626,329 and 3,901,375 shares outstanding at
  March 31, 1999 and December 31, 1998, respectively            3,901,375        3,901,375
Paid-in-capital                                                13,827,017       13,827,420
Retained earnings - substantially restricted                   17,748,963       17,512,659
Unearned Employee Stock Ownership Plan ("ESOP") shares         (1,356,892)      (1,393,565)
Treasury stock, at cost; 275,046 shares at March 31, 1999      (2,817,228)            --
Accumulated other comprehensive income -
  unrealized gain on securities available for sale, net           304,063          585,169
                                                            -------------    -------------

              Total stockholders' equity                       31,607,298       34,433,058
                                                            -------------    -------------

              Total liabilities and stockholders' equity    $ 258,707,830    $ 260,446,812
                                                            =============    =============



See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                           --------------------------
                                                              1999            1998
                                                           -----------    -----------
Interest income:
       Loas                                               $ 3,225,955    $ 2,858,970
       Securities available for sale                           836,792        716,243
       Other interest-earning assets                           157,497        177,561
                                                           -----------    -----------

                             Total interest income           4,220,244      3,752,774
                                                           -----------    -----------

Interest expense:
       Deposits                                              2,522,887      2,305,279
       Advances                                                     58           --
                                                           -----------    -----------

                             Total interest expense          2,522,945      2,305,279
                                                           -----------    -----------

Net interest income                                          1,697,299      1,447,495
Provision for loan losses                                       15,000         15,000
                                                           -----------    -----------

Net interest income after provision for loan losses          1,682,299      1,432,495
                                                           -----------    -----------

Non-interest income:
       Fees and service charges on deposits                     46,398         43,950
       Fees and service charges on loans                         6,046         15,606
       Gain on sale of loans                                      --              511
       Miscellaneous                                            24,347         24,208
                                                           -----------    -----------

                             Total non-interest income          76,791         84,275
                                                           -----------    -----------

Non-interest expenses:
       Salaries and employee benefits                          570,627        547,288
       Net occupancy expense of premises                       146,721        106,765
       Equipment                                               139,216        109,677
       Directors' fees                                          46,200         46,233
       Legal expenses                                           44,359         14,000
       Advertising                                              78,125         57,000
       Federal insurance premium                                32,203         30,534
       (Income) loss from foreclosed real estate                (8,265)         3,000
       Miscellaneous                                           219,192        108,752
                                                           -----------    -----------

                             Total non-interest expenses     1,268,378      1,023,249
                                                           -----------    -----------

Income before income taxes                                     490,712        493,521
Income taxes                                                   179,515        185,756
                                                           -----------    -----------

Net income                                                 $   311,197    $   307,765
                                                           ===========    ===========

Net income per common share - basic/diluted                $      0.08        N/A (1)
                                                           ===========    ===========

Weighted average number of
  common shares outstanding - basic/diluted                  3,753,893        N/A (1)
                                                           ===========    ===========

(1)  Liberty Bancorp, Inc. issued stock on June 30, 1998.


See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                                ----------------------
                                                                  1999         1998
                                                                ---------    ---------
Net income                                                      $ 311,197    $ 307,765
                                                                ---------    ---------

Other comprehensive (loss) income - unrealized holding (loss)
  gain on securities
  available for sale, net of
  income taxes (benefit)                                         (281,106)       2,994
                                                                ---------    ---------

                    Total other comprehensive income             (281,106)       2,994
                                                                ---------    ---------

Comprehensive income                                            $  30,091    $ 310,759
                                                                =========    =========


See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Three Months Ended March 31,
                                                                                                   --------------------------------
                                                                                                      1999                1998
                                                                                                   ------------        ------------
Cash flows from operating activities:
              Net income                                                                           $    311,197        $    307,765
              Adjustments to reconcile net income to
               net cash provided by operating activities:
                 Depreciation and amortization of premises and equipment                                 59,400              51,223
                 Amortization of premiums and accretion of discounts, net                               154,682              65,824
                 Amortization of deferred loan fees, net                                                 (1,794)             (6,635)
                 Provision for loan losses                                                               15,000              15,000
                 Gain on sale of real estate owned                                                       (8,265)               --
                 Gain on sale of student loans                                                             --                  (511)
                 (Increase) decrease in accrued interest receivable                                     (58,405)             55,421
                 Decrease (increase) in other assets                                                    148,960            (245,387)
                 Amortization of unearned ESOP shares                                                    36,270                --
                 (Decrease) in other liabilities                                                        (61,931)           (203,595)
                                                                                                   ------------        ------------

                              Net cash provided by operating activities                                 595,114              39,105
                                                                                                   ------------        ------------

Cash flows from investing activities:
              Purchases of securities available for sale                                            (21,052,236)         (3,160,969)
              Principal repayments on securities available for sale                                  12,905,282           4,960,605
              Proceeds from sale of student loans                                                          --                68,055
              Net (increase) decrease in loans receivable                                            (1,871,102)          1,233,080
              Proceeds from sale of real estate owned                                                   113,885                --
              Net additions to premises and equipment                                                   (39,909)            (15,416)
              Purchase of Federal Home Loan Bank of New York stock                                     (347,600)           (203,400)
                                                                                                   ------------        ------------

                              Net cash (used in) provided by investment activities                  (10,291,680)          2,881,955
                                                                                                   ------------        ------------

Cash flows from financing activities:
              Net increase in deposits                                                                  846,815           7,579,154
              Advances from Federal Home Loan Bank                                                      400,000                --
              Increase in advance payments by borrowers for taxes and insurance                          66,987              45,016
              Cash dividends paid                                                                       (74,893)               --
              Purchase of treasury stock                                                             (2,817,228)               --
                                                                                                   ------------        ------------

                              Net cash (used in) provided by financing activities                    (1,578,319)          7,624,170
                                                                                                   ------------        ------------

Net (decrease) increase in cash and cash equivalents                                                (11,274,885)         10,545,230
Cash and cash equivalents - beginning                                                                13,824,150           5,930,891
                                                                                                   ------------        ------------

Cash and cash equivalents - ending                                                                 $  2,549,265        $ 16,476,121
                                                                                                   ============        ============

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           1999            1998
                                                       -----------    ------------
Supplemental  disclosure  of cash flow  information:
     Cash paid  during the year for:
                          Interest                      $ 2,522,945    $ 2,305,279
                                                        ===========    ===========

                          Income taxes                  $   254,523    $   395,526
                                                        ===========    ===========

              Net change in unrealized (loss) gain on
               securities available for sale            $  (281,106)   $     2,994
                                                        ===========    ===========


See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   MUTUAL HOLDING COMPANY REORGANIZATION

On October 15, 1997, the Board of Directors of Axia Federal Savings Bank, (the "Bank") unanimously adopted the Plan of Reorganization from a Mutual Savings Association to a Mutual Holding Company and Stock Issuance (the "Plan") which was amended on April 15, 1998 and May 13, 1998. Pursuant to the Plan, the Bank converted from a federal mutual savings bank to a federal stock savings bank, changed its name to "Liberty Bank" and became a wholly owned subsidiary of Liberty Bancorp, Inc. (the "Company"). The Plan was approved by the Office of Thrift Supervision ("OTS"), the Bank's depositors of record as of April 30, 1998, and borrowers with outstanding loans as of December 10, 1986, which remained outstanding as of April 30, 1998 (the "Members").

On June 30, 1998, the Bank completed the above-noted transaction and the Company sold 1,833,646 shares, or 47% of its to be outstanding shares of common stock, in an initial public offering at $10 per share to the Bank's members and the Bank's Employee Stock Ownership Plan ("ESOP"). In addition, the Company issued 2,067,729 shares to Liberty Bancorp, MHC (the "Mutual Holding Company"). Costs of approximately $603,000 incurred in connection with the offering were recorded as a reduction of the proceeds from the offering.

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

3.   NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method.

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

Comparison of Financial Condition at March 31, 1999 and December 31, 1998

The Company's assets at March 31, 1999 totaled $258.7 million, which represents a decrease of $1.7 million or 0.7% as compared with $260.4 million at December 31, 1998. Such decrease was largely due to the repurchase of common stock.

Cash and cash equivalents decreased by $11.3 million or 81.6% to $2.5 million at March 31, 1999 from $13.8 million at December 31, 1998, as a result of increased loan originations and the purchase of mortgage-backed securities.

Securities available for sale at March 31, 1999 increased by $7.6 million, or 12.1%, to $70.3 million from $62.7 million at December 31, 1998. The increase during the three months ended March 31, 1999, resulted from purchases of securities available for sale of $21.0 million; these purchase were partially offset by a decrease in unrealized gain on such securities of $446,000, and principal repayments of $12.9 million.

Net loans increased $1.8 million or 1.0.% to $179.7 million at March 31, 1999 from $177.9 million at December 31, 1998. The increase during the three months ended March 31, 1999 resulted primarily from loan originations exceeding loan principal repayments.

Foreclosed real estate amounting to $105,000 at December 31, 1998, consisting of one property, was sold during the quarter ended March 31, 1999 for a profit of approximately $8,000. There is no foreclosed real estate at March 31, 1999.

Deposits at March 31, 1999 increased $847,000 or 0.4% to $224.1 million when compared with $223.2 million at December 31, 1998. The increase in deposits resulted from interest credited by $2.4 million offset by withdrawals of $1.6 million.

Stockholders' equity totaled $31.6 million and $34.4 million at March 31, 1999 and December 31, 1998, respectively. Such decrease was largely due to the repurchase of 275,046 shares of common stock at an average price of $10.24 totalling $2.8 million.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison  of  Operating  Results for the Three Months Ended March 31, 1999 and
1998

Net income increased by $3,000 or by 1.0% to $311,000 for the three months ended March 31, 1999, compared with $308,000 for the same period in 1998. During the quarter ended March 31, 1999, net interest income increased by $250,000 or 17.3% which was offset by an increase in non-interest expenses of $245,000 or 24.0%.

Interest income on loans increased by $367,000 or 12.8% to $3.2 million during the three months ended March 31, 1999 when compared with $2.9 million during the same period in 1998. The increase during the 1999 period resulted from an increase of $26.3 million in the average balance of loans outstanding offset by a decrease of 29 basis points in the yield earned on the loan portfolio.
Interest on securities available for sale increased by $121,000 or 16.8% to $837,000 during the three months ended March 31, 1999 when compared with $716,000 for the same period in 1998. The increase during the 1999 period resulted from an increase of $10.0 million in the average balance of securities available for sale offset by a decrease of 10 basis points in the yield earned. Interest earned on other interest-earning assets decreased by $21,000 or 11.8% to $157,000 during the three months ended March 31, 1999 when compared with $178,000 for the same 1998 period. The decrease during the 1999 period resulted from a decrease of $982,000 or 8.4% in the average balance of other interest-earning assets, along with a decrease of 23 basis points in the yield earned on such portfolio.

Interest expense on deposits increased $218,000 or 9.4%to $2.5 million during the three months ended March 31, 1999 when compared to $2.3 million during the same period in 1998. Such increase during the 1999 period was attributable to an increase of $20.8 million in the average balance of interest-bearing deposits outstanding, along with a decrease of five basis points in the cost of interest-bearing deposits from 4.67% to 4.62%.

Net interest income increased $250,000 or 17.3% to $1.7 million during the three months ended March 31, 1999 when compared with $1.4 million during the same 1998 period. Such increase was due to an increase in total interest income of $467,000 which more than offset an increase in total interest expense of $218,000. The Bank's net interest rate spread decreased to 2.10% for the three months ended March 31, 1999 from 2.28% for the same period in 1998. The decrease in the interest rate spread in 1999 resulted from a decrease of 23 basis points in the yield earned on interest-earning assets which offset a five basis points decrease in the cost of interest-bearing liabilities.

The Bank provided $15,000 for loan losses during each of the three months ended March 31, 1999 and 1998. The allowance for loan losses is based on management's evaluation of the risks inherent in its loan portfolio and gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activity. At March 31, 1999, the Bank's non-performing loans, which were delinquent ninety days or more and placed in non-accrual status, totaled $734,000 or .28% of total assets and 0.41% of total loans. The Bank will continue its periodic review of the loan portfolio and make appropriate adjustments to the loan loss reserve as necessary. At March 31, 1999, the Bank's non-performing loans, which were delinquent ninety days or more and placed in non-accrual status, totalled $734,000 or 0.28% total assets and 0.41% total loans.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 1999 and 1998(Cont'd.)

Non-interest income decreased by $7,000 or 8.8% to $77,000 during the three months ended March 31, 1999 when compared to $84,000 during the same period in 1998. The decrease during the 1999 period resulted from decreases in fees and service charges on loans of $10,000 and gains on sales of student loans of $500, which offset an increase in fees and service charges on deposits of $2,000.

Non-interest expenses increased by $245,000 or 24.0% to $1.3 million during the three months ended March 31, 1999 when compared with $1.0 million during the same period in 1998. During the 1999 period, salaries and employee benefits, occupancy, equipment, legal fees, advertising, federal insurance premium and miscellaneous expenses increased by $23,000, $40,000, $30,000, $30,000, $21,000,
$2,000 and $110,000, respectively. These increases are additional expenses primarily related to being a public company, partially offset by decrease in loss from foreclosed real estate by $11,000.

Income taxes totaled $180,000 and $186,000 during the three months ended March 31, 1999 and 1998, respectively.

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which the OTS may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity averaged 42.3% during the month of March 1999. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At March 31, 1999, the Bank had short-term outstanding advances of $400,000 from the FHLB.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 1999, the Bank has outstanding commitments to originate loans of $7.3 million. Certificates of deposits scheduled to mature in one year or less at March 31, 1999, totalled $115.6 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources  (Cont'd.)

Under OTS regulations, each savings institution must maintain tangible capital equal to at least 1.5% of its total adjusted assets, core capital equal to at least 4.0% of its total adjusted assets and total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at March 31, 1999 as compared to the minimum regulatory capital requirements:

                                                                                                      To Be Well
                                                                                                      Capitalized
                                                                                                      Under Prompt
                                                                      Minimum Capital                  Corrective
                                              Actual                   Requirements                 Actions Provisions
                                     -----------------------       ---------------------         ------------------------
                                     Amount            Ratio       Amount          Ratio          Amount            Ratio
                                     ------            -----       ------          -----          ------            -----
Total Capital
 (to risk-weighted assets)          $26,082            24.21%      $ 8,620            8.00%      $10,775            10.00%

Tier I Capital
 (to risk-weighted assets)           25,329            23.51%         --               --          6,465             6.00%

Core (Tier 1) Capital
 (to adjusted total assets)          25,329             9.88%       10,260            4.00%       12,824             5.00%

Tangible Capital
 (to adjusted total assets)          25,329             9.88%        3,847            1.50%         --               --


Capability of the Bank's Data Processing Hardware to Accommodate the Year 2000

Like many financial institutions the Bank relies upon computers for the daily conduct of its business and for data processing generally. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Bank's computer programs that would have date-sensitive software may recognize a date ending "00" as the year 1900 rather than the year 2000. This could result in a systems failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Bank recognized that a comprehensive and coordinated plan of action was needed to ensure complete readiness to perform Year 2000 processing. Year 2000 compliance responsibility has been assigned to initiate and implement the Year 2000 project, policies, document readiness of the Bank to accommodate Year 2000 processing, and to track and test progress towards full compliance. The Bank generally relies on independent third parties to provide data processing service to the Bank, and has been advised by its data processing service center that the issue is being addressed. The Bank is also in the process of ensuring that external vendors and additional services are adequately addressing the system and software issues related to the Year 2000. The Bank's personnel have actively participated in a proxy testing process with other users of the independent third party vendor. This process involves developing, implementing and validating scripts which will test the software of the independent third party vendor. The Bank continues to actively monitor all external vendors to ensure that they are adequately addressing the system and software issues related to the Year 2000.

           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capability of the Bank's Data Processing Hardware to Accommodate the Year 2000 (Cont'd.)

The Bank has installed and tested vendor provided software updates or replacements for all of its systems including; loan processing and closing, investment accounting, accounts payable, fixed assets and ATM software. The Bank has completed an end-to-end testing process with the Bank's independent third party vendor. This testing was designed to ensure that the hardware and communications software can properly function in a Year 2000 date environment. The Bank has invested approximately $100,000 in the effort to upgrade its computer systems. The Bank does not anticipate future expenses related to system remediation. Future expenses are expected to be related to testing the business resumption contingency plan (the "Contingency Plan") and should be nominal.

The Bank has developed a Contingency Plan that will be utilized in the event of a failure of one or more systems. This plan assigns responsibility, identifies the core business processes, establishes an event timeline and analyzes the risks in each core business process. The Bank has developed a plan to test the effectiveness of the contingency plan. That plan includes training employees and simulating a disaster. The Bank intends to engage independent auditors to validate the effectiveness of the contingent procedures.

Thrift Rechartering Legislation

Proposed legislation regarding elimination of the thrift charter and related issues remains pending before Congress. The Bank, whose deposits are insured by the Savings Associations Insurance Fund ("SAIF"), and the Corporation, are unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the Bank Insurance Fund or SAIF funds will eventually merge.

Supervisory Examination

The Bank's financial statements are periodically examined by the OTS and the Federal Deposit Insurance Corporation ("FDIC") as part of their regulatory oversight of the thrift industry. As a result of these examinations, the regulators can direct that the Bank make adjustments to its financial statements based on their findings.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKED RISK


General

As with other savings institutions, the Bank's most significant form of market risk is interest rate risk. The Bank's assets, consisting primarily of mortgage loans, have longer maturities than its liabilities, consisting primarily of deposits. As a result, a principal part of the Bank's business strategy is to manage interest rate risk and manage the exposure of the Bank's net interest income to changes in market interest rates. Accordingly, the Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in the Bank's assets and liabilities, determining the level of risk that is appropriate given the Bank's business strategy, operating environment, capital, liquidity and performance objectives, and managing this risk consistent with the guidelines approved by the Board of Directors. The Asset/Liability Management Committee consists of senior management operating under a policy adopted by the Board of Directors and meets at least quarterly to review the Bank's asset/liability polices and interest rate risk position.

The Bank has pursued the following strategies to manage interest rate risk: (1) originating one-to-four family adjustable rate mortgage loans, (2) purchasing adjustable rate mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or GNMA, (3) increasing adjustable rate home equity lending and fixed-rate home equity lending with maturities of five years or less, and (4) investing in shorter-term securities which generally have lower yields compared to longer term investments, but which better position the Bank to reinvest its assets if market interest rates increase.

The Bank's current investment strategy is to maintain a securities portfolio that provides a source of liquidity and that contributes to the Bank's overall profitability and asset mix within given quality and maturity considerations. The securities portfolio consists primarily of U.S. Treasury, Federal Government and government sponsored corporation securities. All of the Bank's investment securities and mortgage-backed securities, other than FHLB stock, are classified as available for sale to provide management with the flexibility to make adjustments to the portfolio in the event of changes in interest rates, to fulfill unanticipated liquidity needs, or to take advantage of alternative investment opportunities.

At March 31, 1999, the Bank had adjustable mortgage loans of $38.2 million, or 21.0% of total loans and $53.0 million or 76% of securities available for sale in adjustable rate mortgage-backed securities.

Net Portfolio Value

The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value (NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKED RISK


Net Portfolio Value (Cont'd.)

The following table presents the Bank's NPV at December 31, 1998, the latest information available, as calculated by the OTS, which is based upon quarterly information that the Bank provided voluntarily to the OTS. In the opinion of management, there have been no material changes to the Bank's NPV since December 31, 1998.

                      Percentage Change in Net Portfolio Value
         ------------------------------------------------------------------
             Changes                     Board
            in Market     Projected     Policy      Estimated     Amount of
          Interest Rates    Change     Guidelines      NPV         Change
          --------------    ------     ----------      ---         ------
          (basis points)         (Dollars in Thousands)

                300         (38.0)%      (50.0)%      16,306       (10,069)
                200         (23.0)%      (38.0)%      20,405        (5,970)
                100         (10.0)%      (19.0)%      23,794        (2,581)
                 --            --           --        26,375            --
               (100)          7.0         15.0%       28,231         1,856
               (200)         12.0         25.0%       29,466         3,091
               (300)         19.0         50.0%       31,357         4,982


Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV requires making certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income, and will differ from actual results. Additionally, the guidelines established by the Board of Directors is to limit projected NPV changes within the Board's guidelines, the Bank will not necessarily limit projected changes in NPV if the required action would present disproportionate risk to the Bank's continued profitability.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES

                           PART II . OTHER INFORMATION


ITEM 1. Legal Proceedings

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts which in the aggregate are believed by management to be immaterial to the financial condition or operations of the Company.

ITEM 2. Changes in Securities

     Not applicable.

ITEM 3. Defaults Upon Senior Securities

     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Company held a Special Meeting of stockholders on February 3, 1999. At said meeting 3,901,375 shares of common stock were eligible to vote, of which 1,833,646 shares (minority shares) were held by stockholders other than Liberty Bancorp, MHC. There were present at the Special Meeting, in person or by proxy, holders of 3,291,732 votes. The following matters were voted upon at the Special Meeting and the number of affirmative votes, negative votes and abstained votes of minority interest with respect thereto are as follows:

     Proposal 1. The ratification and approval of the Liberty Bancorp Inc. 1999 Stock Option Plan.

                                        Affirmative     Negative
                                           Votes          Votes       Abstained
                                        -----------     --------      ---------

Number of votes                         3,037,965        244,217         9,550
Percentage of votes present in
 person or by proxy                         92.29%          7.42%         0.29%
Number of votes cast by
 stockholders other than Liberty
 Bancorp; MHC                             970,236        244,217         9,550
Percentage of 1,833,646 votes               52.91%         13.32%         0.52%

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES

                           PART II . OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security Holders (Cont'd.)

     Proposal 2. The ratification and approval of the Liberty Bancorp Inc., 1999 Recognition and Retention Plan.

                                        Affirmative     Negative
                                           Votes          Votes       Abstained
                                        -----------     --------      ---------

Number of votes                         3,000,660         280,222        10,850
Percentage of votes present in
 person or by proxy                        91.16%           8.51%         0.33%
Number of votes cast by
 stockholders other than Liberty
 Bancorp; MHC                             932,931         280,222        10,850
Percentage of 1,833,646 votes              50.88%          15.28%         0.50%


ITEM 5. Other Information

     1) The Company repurchased 275,046 shares of common stock in the open market at an average price of $10.24 per share.

     2) On January 20, 1999, the Company declared its quarterly cash dividend of $0.02 per share, to be paid on February 18, 1999, to stockholders of record on February 4, 1999.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          1.   Computation of earnings per common share.

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               LIBERTY BANCORP, INC.


Date:                          By
                                     ----------------------------------------
                                     John R. Bowen
                                     President and Chief Executive Officer



Date:                          By: ----------------------------------------
                                   Michael J. Widmer
                                   Executive Vice President and
                                   Chief Financial Officer