Form 10QSB
period 1999-06-30
LIBERTY BANCORP INC /NJ/
filed 1999-08-11
CIK 1057570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999


                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

     As of July 31, 1999, 3,626,329 common shares, $1.00 par value, were outstanding.

                             LIBERTY BANCORP, INC.

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated  Statements of Financial Condition as of
             June 30, 1999 and  December  31, 1998  (Unaudited)           1

             Consolidated Statements  of Income for the Six and
             Three Months Ended June 30, 1999 and 1998 (Unaudited)        2

             Consolidated Statements of Comprehensive Income
             for the Six and Three Months Ended June 30, 1999
             and 1998 (Unaudited)                                         3

             Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 1999 and 1998 (Unaudited)              4-5

             Notes to Consolidated Financial Statements                   6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                7-12

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                  13-14

PART II OTHER INFORMATION                                                 15

SIGNATURES                                                                16

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)


                                                                 June 30,         December 31,
                                                                   1999              1998
                                                               -------------    -------------
Assets

Cash and amounts due from depository institutions              $   1,393,838    $   1,474,529
Interest-bearing deposits in other banks                           2,084,013       12,349,621
                                                               -------------    -------------

Total cash and cash equivalents                                    3,477,851       13,824,150

Securities held to maturity                                       19,439,113             --
Securities available for sale                                     59,008,976       62,734,597
Loans receivable                                                 188,241,178      177,876,607
Premises and equipment                                             4,757,694        2,132,110
Foreclosed real estate                                                  --            105,620
Federal Home Loan Bank of New York stock                           2,355,100        2,007,500
Interest receivable                                                1,702,796        1,315,997
Other assets                                                         473,567          450,231
                                                               -------------    -------------

Total assets                                                   $ 279,456,275    $ 260,446,812
                                                               =============    =============

Liabilities and stockholders' equity

Liabilities

Deposits                                                       $ 224,618,481    $ 223,270,284
Advance payments by borrowers for taxes and insurance              2,069,396        1,910,748
Advances from Federal Home Loan Bank of New York                  18,000,000             --
Other liabilities                                                  3,289,449          832,722
                                                               -------------    -------------

Total liabilities                                                247,977,326      226,013,754
                                                               -------------    -------------

Stockholders' equity

Preferred stock; $1.00 par value, 10,000,000 shares
  authorized; issued and outstanding - none                             --               --
Common stock; $1.00 par value, 20,000,000 shares
  authorized; 3,901,375 shares issued and
  3,626,329 and 3,901,375 shares outstanding at
  June 30, 1999 and December 31, 1998, respectively                3,901,375        3,901,375
Paid-in-capital                                                   13,827,017       13,827,420
Retained earnings - substantially restricted                      18,017,346       17,512,659
Unearned Employee Stock Ownership Plan ("ESOP") shares            (1,320,219)      (1,393,565)
Treasury stock, at cost; 275,046 shares at June 30, 1999          (2,817,228)            --
Accumulated other comprehensive income -
unrealized (loss) gain on securities available for sale, net        (129,342)         585,169
                                                               -------------    -------------

Total stockholders' equity                                        31,478,949       34,433,058
                                                               -------------    -------------

Total liabilities and stockholders' equity                     $ 279,456,275    $ 260,446,812
                                                               =============    =============


See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    Six Months Ended           Three Months Ended
                                                        June 30,                    June 30,
                                              --------------------------   -------------------------
                                                 1999           1998           1999          1998
                                              -----------    -----------   ------------  -----------
Interest income:
   Loans                                      $ 6,549,096    $ 5,767,731   $ 3,323,141   $ 2,908,761
   Securities held to maturity                    298,319           --         298,319          --
   Securities available for sale                1,747,058      1,415,181       910,266       698,938
   Other interest-earning assets                  220,789        481,409        63,292       303,848
                                              -----------    -----------   -----------   -----------
     Total interest income                      8,815,262      7,664,321     4,595,018     3,911,547
                                              -----------    -----------   -----------   -----------
Interest expense:
   Deposits                                     5,017,310      4,756,627     2,494,423     2,451,348
   Advances                                       218,756           --         218,698          --
   Capitalized lease obligations                   89,469           --          89,469          --
                                              -----------    -----------   -----------   -----------
     Total interest expense                     5,325,535      4,756,627     2,802,590     2,451,348
                                              -----------    -----------   -----------   -----------
Net interest income                             3,489,727      2,907,694     1,792,428     1,460,199
Provision for loan losses                          30,000         30,000        15,000        15,000
                                              -----------    -----------   -----------   -----------
Net interest income after
provision for loan losses                       3,459,727      2,877,694     1,777,428     1,445,199
                                              -----------    -----------   -----------   -----------
Non-interest income:
   Fees and service charges on deposits            94,637         85,986        48,239        42,036
   Fees and service charges on loans               39,188         21,797        33,142         6,191
   Gain on sale of loans                             --              511          --            --
   Gain on sale of assets                          15,625           --          15,625
   Miscellaneous                                   53,653         49,305        29,306        25,097
                                              -----------    -----------   -----------   -----------
     Total non-interest income                    203,103        157,599       126,312        73,324
                                              -----------    -----------   -----------   -----------
Non-interest expenses:
   Salaries and employee benefits               1,128,114      1,010,624       557,487       463,336
   Net occupancy expense of premises              301,488        227,709       154,767       120,944
   Equipment                                      274,380        202,222       135,164        92,545
   Directors' fees                                 93,500         88,233        47,300        42,000
   Legal expenses                                  82,253         34,850        37,894        15,500
   Advertising                                    156,250        117,125        78,125        60,125
   Federal insurance premium                       65,017         61,328        32,814        30,794
   (Income) loss from foreclosed real estate       (8,265)         3,000          --            --
   Miscellaneous                                  582,093        314,007       362,901       210,605
                                              -----------    -----------   -----------   -----------

     Total non-interest expenses                2,674,830      2,059,098     1,406,452     1,035,849
                                              -----------    -----------   -----------   -----------

Income before income taxes                        988,000        976,195       497,288       482,674
Income taxes                                      377,247        357,672       197,732       171,916
                                              -----------    -----------   -----------   -----------
Net income                                    $   610,753    $   618,523   $   299,556   $   310,758
                                              ===========    ===========   ===========   ===========
Net income per common share - basic/diluted   $      0.17         N/A(1)   $      0.08        N/A(1)
                                              ===========    ===========   ===========   ===========

Weighted average number of
   common shares outstanding - basic/diluted    3,691,028         N/A(1)     3,628,162        N/A(1)
                                              ===========    ===========   ===========   ===========

(1)  Liberty Bancorp, Inc. issued stock on June 30, 1998.

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)


                                                                                Six Months Ended             Three Months Ended
                                                                                    June 30,                       June 30,
                                                                            -------------------------      -------------------------
                                                                              1999             1998          1999            1998
                                                                            ---------       ---------      ---------       ---------
Net income                                                                  $ 610,753       $ 618,523      $ 299,556       $ 310,758
                                                                            ---------       ---------      ---------       ---------

Other comprehensive (loss) income - unrealized holding (loss)
   gain on securities available for sale, net of
   income taxes (benefit)                                                    (714,511)         48,161       (433,405)         45,168
                                                                            ---------       ---------      ---------       ---------

     Total other comprehensive income                                        (714,511)         48,161       (433,405)         45,168
                                                                            ---------       ---------      ---------       ---------

Comprehensive (loss) income                                                 $(103,758)      $ 666,684      $(133,849)      $ 355,926
                                                                            =========       =========      =========       =========




See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                               Six Months Ended June 30,
                                                                             ----------------------------
                                                                                 1999            1998
                                                                             ------------    ------------
Cash flows from operating activities:
   Net income                                                                $    610,753    $    618,523
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                                178,812          87,258
     Amortization of premiums and accretion of discounts, net                     237,729         148,587
     Amortization of deferred loan fees, net                                       21,755           2,818
     Provision for loan losses                                                     30,000          30,000
     Loss on sale of real estate owned                                             (8,265)           --
     Gain on sale of student loans                                                   --              (511)
     (Increase) decrease in accrued interest receivable                          (386,799)         (1,961)
     Decrease (increase) in other assets                                           52,627         (84,745)
     Amortization of unearned ESOP shares                                          72,943            --
     Increase (decrease) in other liabilities                                     201,942        (231,267)
                                                                             ------------    ------------

        Net cash provided by operating activities                               1,011,497         568,702
                                                                             ------------    ------------
Cash flows from investing activities:
   Purchases of securities held to maturity                                   (19,421,865)           --
   Purchases of securities available for sale                                 (18,984,641)    (12,327,537)
   Principal repayments on securities available for sale                       21,321,140      12,940,941
   Proceeds from sale of student loans                                               --            68,055
   Net (increase) decrease in loans receivable                                (10,416,326)    (14,464,663)
   Proceeds from sale of real estate owned                                        113,885            --
   Net additions to premises and equipment                                     (2,804,396)         (4,116)
   Purchase of Federal Home Loan Bank of New York stock                          (347,600)       (203,400)
                                                                             ------------    ------------

        Net cash (used in) investment activities                              (30,539,803)    (13,990,720)
                                                                             ------------    ------------
Cash flows from financing activities:
   Net increase in deposits                                                     1,348,197      10,507,681
   Advances from Federal Home Loan Bank of New York                            18,000,000            --
   Increase in advance payments by borrowers for taxes and insurance              158,648         142,030
   Capitalized lease obligations                                                2,600,000            --
   Repayment of capitalized lease obligations                                      (1,544)           --
   Net proceeds from issuance of common stock                                        --        16,315,524
   Proceeds from stock subscriptions                                                 --        10,480,862
   Cash dividends paid                                                           (106,066)           --
   Purchase of treasury stock                                                  (2,817,228)           --
                                                                             ------------    ------------

        Net cash provided by financing activities                              19,182,007      37,446,097
                                                                             ------------    ------------

Net (decrease) increase in cash and cash equivalents                          (10,346,299)     24,024,079
Cash and cash equivalents - beginning                                          13,824,150       5,930,891
                                                                             ------------    ------------

Cash and cash equivalents - ending                                           $  3,477,851    $ 29,954,970
                                                                             ============    ============




See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                        1999               1998
                                                     -----------    -----------

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                        $ 5,117,385    $ 4,754,130
                                                     ===========    ===========

     Income taxes                                    $   441,523    $   598,536
                                                     ===========    ===========

Supplemental disclosure of noncash activities:
   Net change in unrealized (loss) gain on
   securities available for sale                     $(1,134,145)   $    86,811

   Deferred income taxes                                 419,634        (38,650)
                                                     -----------    -----------

                                                     $  (714,511)   $    48,161
                                                     ===========    ===========


See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of Forward-Looking Statements

When used or incorporated by reference in disclosure documents, the words "anticipate", "estimate", "expect", "target", "goal" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Company's expressly disclaims any obligation or undertaking to publicly release any update or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which such statement is based.

Comparison of Financial Condition at June 30, 1999 and December 31, 1998

The Company's assets at June 30, 1999 totaled $279.5 million, which represents an increase of $19.1 million or 7.3% as compared with $260.4 million at December 31, 1998. Such increase was largely due to advances from the Federal Home Loan Bank of New York (FHLB) which were utilized to purchase investment securities and fund loan originations.

Cash and cash equivalents decreased by $10.3 million or 75.0% to $3.5 million at June 30, 1999 from $13.8 million at December 31, 1998, as a result of increased loan originations and the purchase of investment securities held to maturity.

Securities available for sale at June 30, 1999 decreased by $3.7 million, or 5.9% to $59.0 million from $62.7 million at December 31, 1998. The decrease during the six months ended June 30, 1999, resulted from principal repayments of $21.3 million which were offset by purchases of such securities in the amount of $19.0 million and a decrease in unrealized gain on such securities of $1.1 million.

Net loans increased $10.3 million or 5.8% to $188.2 million at June 30, 1999 from $177.9 million at December 31, 1998. The increase during the six months ended June 30, 1999 resulted primarily from loan originations exceeding loan principal repayments.

Foreclosed real estate amounting to $106,000 at December 31, 1998, consisting of one property, which was sold during the six months ended June 30, 1999 for a profit of approximately $8,000. There was no foreclosed real estate of June 30, 1999.

Deposits at June 30, 1999 increased $1.4 million or 0.6% to $224.6 million when compared with $223.2 million at December 31, 1998. The increase in deposits resulted from interest credited of $5.0 million offset by withdrawals of $3.7 million.

Stockholders' equity totaled $31.5 million and $34.4 million at June 30, 1999 and December 31, 1998, respectively. Such decrease was largely due to the repurchase of 275,046 shares of common stock at an average price of $10.24 totaling $2.8 million.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 1999 and
1998

Net income decreased $11,000 or 3.5% to $300,000 for the three months ended June 30, 1999 compared with $311,000 for the same period in 1998. The decrease in net income during the 1999 period resulted from increases in total interest expense and non-interest expenses that offset an increase in total interest income and non-interest income.

Interest income on loans increased by $414,000 or 14.2% to $3.3 million during the three months ended June 30, 1999 when compared with $2.9 million during the same period in 1998. The increase during the 1999 period resulted from an increase of $27.6 million in the average balances of loans outstanding, partially offset by a decrease of 20 basis points in the yield earned on the loan portfolio. Interest on securities available for sale, consisting of adjustable rate mortgage-backed securities, increased by $211,000 to $910,000 during the three months ended June 30, 1999 when compared with $699,000 for the same period in 1998. The increase during the 1999 period resulted from an increase of 64 basis points in the yield earned along with an increase of $10.0 million in the average balance of these securities. Interest income on securities held to maturity, consisting of short-term government agency bonds, was $298,000 on an average balance of $18.0 million with a yield of 6.46%. There were no securities held to maturity during the same period in 1998. Interest income on other interest-earning assets decreased by $240,000 during the three months ended June 30,1999 when compared to same period in 1998. The decrease during 1999 period resulted from a decrease in the average balance of $16.6 million along with a decrease of 28 basis points in the yield on this portfolio.

Interest expense on deposits increased by $43,000 or 1.8% to $2.49 million during the three months ended June 30, 1999 when compared to $2.45 million for the same period in 1998. Such increase during the 1999 period was attributable to $14.5 million or 7% in average balances of interest bearing deposits outstanding coupled with a decrease of 23 basis points in cost of funds. Interest expense on FHLB advances and capitalized lease obligations during the quarter ended June 30, 1999 amounted to $308,000 on an average balance of $21.1 million with an average cost of 5.84%. There were no such liabilities during the same period in 1998.

Net interest income increased $ 332,000 or 22.8% to $1.8 million during the three months ended June 30, 1999 when compared with $1.5 million for the same period in 1998. Such increase was due to an increase in total interest income of $ 683,000 offset by an increase in total interest expense of $351,000. The Bank's net interest rate spread increased to 2.13% for the three months ended June 30, 1999. The increase in interest rate spread resulted from an increase of 6 basis points in the yield earned on interest earning assets and decrease of 12 basis points in cost of interest-bearing liabilities.

During the three months ended June 30, 1999 and 1998, the Bank provided $15,000 each for provision for loan losses. The allowance for loan losses is based on management's evaluation of the risks inherent in its portfolio given due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions.

At June 30, 1999 and 1998, the Bank's non-performing loans, which were delinquent ninety days or more totaled $625,000 or 0.22% of total assets and $850,000 or 0.32% of total assets, respectively; all these loans were on non-accrual status.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 1999 and 1998 (Cont'd.)

Non-interest income increased by $53,000 or 72.3% to $126,000 during the three months ended June 30,1999 when compared to $73,000 during the same period in 1998. The increase during the three months ended June 30,1999 resulted from increases in fees and service charges on deposits of $6,000, an increase in loan fees and service charges of $27,000, a gain on sale of fixed assets of $16,000 an increase in miscellaneous income of $4,000.

Non-interest expenses increased by $371,000 or 35.8% to $1.4 million during the three months ended June 30, 1999 when compared to the same period in 1998. During 1999 period salaries and employee benefits, occupancy expense, equipment, director's fees, legal expense, advertising, federal insurance premium and miscellaneous expenses increased by $94,000, $34,000, $43,000, $5,000, $22,000,
$18,000, 2,000, and $152,000 respectively. Most of these increases are related to stock institution and expansion of activities.

Income taxes totaled $198,000 and $172,000 for the three months ended June 30, 1999 and 1998 respectively.

Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998.

Net income decreased by $8,000 or 1.3% to $611,000 for six months ended June 30,1999 compared with net income of $619,000 for the same period in 1998. The decrease in net income during the 1999 period resulted from increases in interest expense and non-interest expense offset by increases in total interest income and non-interest income.

Interest income on loans increased by $781,000 or 13.5% to $6.5 million during the six months ended June 30, 1999 when compared with $5.8 million during the same 1998 period. The increase during the 1999 period resulted from an increase of $27.7 million in the average balance of loans outstanding which offset a decrease of 27 basis points in the yield earned on the loan portfolio. Interest on securities available for sale increased $332,000 or 23.5% to $1.7 million during the six months ended June 30, 1998 when compared with $1.4 million for the same period in 1998. The increase during the 1999 period resulted from an increase of 11.4 million in the average balance of securities available for sale and an increase of eight basis points in the yield earned. Interest earned on investment securities held to maturity during the six months ended June 30, 1999 was 298,000 on an average portfolio balance of $9.6 million with a yield of 6.24%. There were no investment securities held to maturity during the 1998 period. Interest earned on other interest-earning assets decreased by $260,000 or 54.1% to $221,000 during the six months ended June 30, 1999, when compared with $481,000 for the same period in 1998. The decrease during the 1999 period resulted from a decrease of $10.9 million in the average balance of other interest-earning assets outstanding which offset an increase of 125 basis points in the yield earned on such portfolio.

Interest expense on deposits increased $260,000 or 5.4% to $5.0 million during the six months ended June 30, 1999 when compared to $4.8 million during the same period in 1998. Such decrease during the 1999 period was attributable to an decrease of 13 basis points in the cost of interest-bearing deposits offset by an increase of $17.2 million in the average balance of interest-bearing deposits outstanding. Interest on advances and other borrowings amounted to $308,000 during the six months ended June 30, 1999. During the 1998 period, the Bank had no advances and borrowings outstanding.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998 (Cont'd.)

Net interest income increased $582,000 or 20.0% to $3.5 million during the six months ended June 30, 1999 when compared with $2.9 million during the same 1998 period. Such increase was due to an increase in total interest income of $1.15 million partially to offset by an increase in total interest expense of $568,000. The Bank's net interest rate spread decreased to 2.09% in 1999 from 2.12% in 1998. The decrease in the interest rate spread in 1999 resulted from a decrease of eleven basis points in the yield earned on interest-earning assets and an eight basis points increase in the cost of interest-bearing liabilities.

During the six months ended June 30, 1999 and 1998, the Bank provided $30,000 each as provision for loan losses.

Non-interest income during the six months ended June 30, 1999, increased by $45,000 or 28.8% to $203,000 when compared to $158,000 for the same 1998 period. The increases during the 1999 period, resulted from increase of fees and service charges on deposits of $9,000, fees and service charges on loans of $17,000, gain on sale of fixed assets of $16,000 and miscellaneous income of $4,000.

Non-interest expenses increased by $616,000 or 30% $2.7 million during the six months ended June 30, 1998 when compared with $2.1million during the same 1998 period. The increases, during the 1999 period, resulted primarily from the increases in salaries and employee benefits, occupancy expense, equipment, director's fees, legal expenses, advertising, federal insurance premium, and miscellaneous expenses of $117,000, $74,000, $72,000, $5,000, $47,000 $39,000
$4,000 and $268,000 respectively offset by decrease in loss from foreclosed real estate by $11,000.

Income taxes totaled $377,000 and $358,000 during the six months ended June 30, 1999 and 1998, respectively.


Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which the OTS may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity averaged 38.7% during the month of June 1999. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At June 30, 1999, the Bank had short-term outstanding advances of $18,000,000 from the FHLB.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources  (Cont'd.)

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 1999, the Bank has outstanding commitments to originate loans of $10.6 million. Certificates of deposits scheduled to mature in one year or less at June 30, 1999, totaled $123.3 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, each savings institution must maintain tangible capital equal to at least 1.5% of its total adjusted assets, core capital equal to at least 4.0% of its total adjusted assets and total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at June 30, 1999 as compared to the minimum regulatory capital requirements:

                                                                                                         To Be Well
                                                                                                        Capitalized
                                                                                                        Under Prompt
                                                                          Minimum Capital                Corrective
                                                  Actual                   Requirements              Actions Provisions
                                         ----------------------         -------------------         --------------------

                                         Amount           Ratio         Amount        Ratio         Amount         Ratio
                                         ------           -----         ------        -----         ------         -----
Total Capital
(to risk-weighted assets)               $26,443            22.54%      $ 9,384         8.00%        $11,730          10.00%

Tier I Capital
(to risk-weighted assets)                25,675            21.89%         --            --            7,038           6.00%

Core (Tier 1) Capital
(to adjusted total assets)               25,675             9.30%       11,045         4.00%         13,806           5.00%

Tangible Capital
(to adjusted total assets)               25,675             9.30%        4,142         1.50%           --              --


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

The Bank recognized that a comprehensive and coordinated plan of action was needed to ensure complete readiness to perform Year 2000 processing. Year 2000 compliance responsibility has been assigned to initiate and implement the Year 2000 project, policies, document readiness of the Bank to accommodate Year 2000 processing, and to track and test progress towards full compliance. The Bank generally relies on independent third parties to provide data processing service to the Bank, and has been advised by its data processing service center that the issue is being addressed. The Bank is also in the process of ensuring that external vendors and additional services are adequately addressing the system and software issues related to the Year 2000. The Bank has actively participated in a proxy testing process with other users of the data processing service center. This process involved developing, implementing and validating scripts which tested the software of the independent third party vendor. The results of these tests were satisfactory. The Bank continues to actively monitor all external vendors to ensure that they are adequately addressing the system and software issues related to the Year 2000.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capability of the Bank's Data Processing Hardware to Accommodate the Year 2000 (Cont'd.)

The Bank has installed and tested vendor provided software updates or replacements for all of its systems including; loan processing and closing, investment accounting, accounts payable, fixed assets and ATM software. The Bank has completed an end-to-end testing process with the Bank's data processing service center. This testing was designed to ensure that the hardware and communications software can properly function in a Year 2000 date environment. The Bank has invested approximately $100,000 in the effort to upgrade its computer systems. The Bank does not anticipate future expenses related to system remediation. Future expenses are expected to be related to testing the business resumption contingency plan (the "Contingency Plan") and should be nominal.

The Bank has developed a Contingency Plan that will be utilized in the event of a failure of one or more systems. This plan assigns responsibility, identifies the core business processes, establishes an event timeline and analyzes the risks in each core business process. The Bank has tested the effectiveness of the contingency plan. That plan includes training employees and simulating a disaster. The Bank engaged independent auditors to validate the effectiveness of the contingent procedures.

Thrift Rechartering Legislation

Proposed legislation regarding elimination of the thrift charter and related issues remains pending before Congress. The Bank, whose deposits are insured by the Savings Association Insurance Fund ("SAIF"), and the Company, are unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the Bank Insurance Fund or SAIF funds will eventually merge.

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

The Bank's current investment strategy is to maintain a securities portfolio that provides a source of liquidity and that contributes to the Bank's overall profitability and asset mix within given quality and maturity considerations. The securities portfolio consists primarily of U.S. Treasury, Federal Government and government sponsored corporation securities. Much of the Bank's investment securities and mortgage-backed securities, other than FHLB stock, are classified as available for sale to provide management with the flexibility to make adjustments to the portfolio in the event of changes in interest rates, to fulfill unanticipated liquidity needs, or to take advantage of alternative investment opportunities.

At June 30, 1999, the Bank had adjustable mortgage loans of $34.9 million, or 18.5% of total loans and $45.5 million or 77% of securities available for sale in adjustable rate mortgage-backed securities.

Net Portfolio Value

The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKED RISK


Net Portfolio Value (Cont'd.)

The following table presents the Bank's NPV at March 31, 1999, the latest information available, as calculated by the OTS, which is based upon quarterly information that the Bank provided voluntarily to the OTS. In the opinion of management, there have been no material changes to the Bank's NPV since March 31, 1999.

                 Percentage Change in Net Portfolio Value
 -----------------------------------------------------------------------------
     Changes                          Board
    in Market       Projected         Policy        Estimated       Amount of
  Interest Rates      Change        Guidelines         NPV            Change
 ----------------  ------------    ------------    -----------     -----------
  (basis points)              (Dollars in Thousands)

         300           (55.8)%        (50.0)%        12,556         (15,866)
         200           (34.4)%        (38.0)%        18,641          (9,781)
         100           (14.9)%        (19.0)%        24,178          (4,244)
          --            --             --            28,422            --
        (100)           10.5           15.0%         31,397           2,975
        (200)           17.0           25.0%         33,266           4,844
        (300)           24.1           50.0%         35,289           6,867


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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                          PART II. OTHER INFORMATION

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Company held an annual meeting of stockholders on May 12, 1999. At said meeting 3,626,329 shares of common stock were eligible to vote, of which 1,558,600 shares (minority shares) were held by stockholders other than Liberty Bancorp, MHC. There were present at the annual meeting, in person or by proxy, holders of 3,483,125 votes. The following matters were voted upon at the annual meeting and the number of affirmative votes, negative votes and abstentions thereto are as follows:

Resolution 1. RESOLVED, that John R. Bowen and Michael J. Widmer be elected to serve as directors of the Company for terms of three years and until their successors have been elected and qualified.

                                            Affirmative          Negative         Abstained
                                            -----------          --------         ---------
Number of votes
         John R. Bowen                       3,463,759             19,366             -0-
         Michael J. Widmer                   3,473,759              9,366             -0-
Percentage of votes present
In person or by proxy
         John R. Bowen                           99.44%               .56%            -0-
         Michael J. Widmer                       99.73%               .27%            -0-
Number of votes cast by
Stockholders other than
Liberty Bancorp, MHC
         John R. Bowen                       1,396,030             19,366             -0-
         Michael J. Widmer                   1,406,030              9,366             -0-
Percentage of the 1,558,600
         John R. Bowen                           89.57%             10.43%            -0-
         Michael J. Widmer                       90.21%              9.79%            -0-

Resolution 2. RESOLVED, that the appointment of Radics & Co., LLC to act as the Company's auditors for the fiscal year ending December 31, 1999 is hereby ratified.

                                            Affirmative          Negative         Abstained
                                            -----------          --------         ---------
Number of votes                              3,470,786             10,583           1,756
Percentage of votes present
In person or by proxy                            99.65%               .30%            .05%
Number of votes cast by
Stockholders other than
Liberty Bancorp, MHC                         1,403,057             10,583           1,756
Percentage of the 1,558,600                      90.00%               .68%            .32%

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                          PART II. OTHER INFORMATION

ITEM 5. Other Information

     On April 21, 1999 the Company declared a quarterly cash dividend of $0.02 per share, paid on May 26, 1999, to stockholders of record on May 5, 1999. The Mutual Holding Company waived the right to receive this dividend.

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


                                       LIBERTY BANCORP, INC.


Date: August 11, 1999                  By /s/ John R. Bowen
                                          -------------------------------------
                                          John R. Bowen
                                          President and Chief Executive Officer


Date: August 11, 1999                  By /s/ Michael J. Widmer
                                          -------------------------------------
                                          Michael J. Widmer
                                          Executive Vice President and
                                          Chief Financial Officer