Form 10-Q
period 1999-09-30
LIBERTY BANCORP INC /NJ/
filed 1999-11-08
CIK 1057570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

                         Commission File Number 0-24519

                              LIBERTY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      UNITED STATES OF AMERICA                         22-3593532
--------------------------------------------------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification Number)

1410 St. Georges Avenue, Avenel, New Jersey             07001
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code 732-499-7200

      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes |X| No |_|
(2) Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of October 15, 1999, 3,626,329 common shares, $1.00 par value, were outstanding.

                              LIBERTY BANCORP, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Statements of Financial Condition as of
              September 30, 1999 and December 31, 1998 (Unaudited)          1

            Consolidated Statements of Income for the Nine and
              Three Months Ended September 30, 1999 and 1998
              (Unaudited)                                                   2

            Consolidated Statements of Comprehensive Income
              for the Nine and Three Months Ended September 30, 1999
              and 1998 (Unaudited)                                          3

            Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 1999 and 1998 (Unaudited)        4 - 5

            Notes to Consolidated Financial Statements                      6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 7 - 12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk   13 - 14

PART II     OTHER INFORMATION                                              15

SIGNATURES                                                                 16

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                    September 30,       December 31,
                                                                        1999                1998
                                                                    -------------       -------------

Assets

Cash and amounts due from depository institutions                   $   1,283,193       $   1,474,529
Interest-bearing deposits in other banks                                2,085,490          12,349,621
                                                                    -------------       -------------

      Total cash and cash equivalents                                   3,368,683          13,824,150

Securities held to maturity                                            19,454,648                  --
Securities available for sale                                          53,168,080          62,734,597
Loans receivable                                                      196,901,596         177,876,607
Premises and equipment                                                  4,764,895           2,132,110
Foreclosed real estate                                                         --             105,620
Federal Home Loan Bank of New York stock                                2,355,100           2,007,500
Interest receivable                                                     1,707,138           1,315,997
Other assets                                                              452,420             450,231
                                                                    -------------       -------------

      Total assets                                                  $ 282,172,560       $ 260,446,812
                                                                    =============       =============

Liabilities and stockholders' equity

Liabilities

Deposits                                                            $ 223,937,098       $ 223,270,284
Advance payments by borrowers for taxes and insurance                   2,065,681           1,910,748
Advances from Federal Home Loan Bank of New York                       20,600,000                  --
Other liabilities                                                       3,683,837             832,722
                                                                    -------------       -------------

      Total liabilities                                               250,286,616         226,013,754
                                                                    -------------       -------------

Stockholders' equity

Preferred stock; $1.00 par value, 10,000,000 shares
  authorized; issued and outstanding - none                                    --                  --
Common stock; $1.00 par value, 20,000,000 shares
  authorized; 3,901,375 shares issued and
  3,626,329 and 3,901,375 shares outstanding at
  September 30, 1999 and December 31, 1998, respectively                3,901,375           3,901,375
Paid-in-capital                                                        13,827,017          13,827,420
Retained earnings - substantially restricted                           18,355,999          17,512,659
Unearned Employee Stock Ownership Plan ("ESOP") shares                 (1,283,546)         (1,393,565)
Treasury stock, at cost; 275,046 shares at September 30, 1999          (2,817,228)                 --
Accumulated other comprehensive income -
  unrealized (loss) gain on securities available for sale, net            (97,673)            585,169
                                                                    -------------       -------------

      Total stockholders' equity                                       31,885,944          34,433,058
                                                                    -------------       -------------

      Total liabilities and stockholders' equity                    $ 282,172,560       $ 260,446,812
                                                                    =============       =============

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Nine Months Ended                Three Months Ended
                                                                  September 30,                     September 30,
                                                         -------------------------------     ----------------------------
                                                             1999               1998             1999            1998
                                                         ------------       ------------     ------------    ------------
Interest income:
    Loans                                                $ 10,023,561       $  9,048,829     $  3,474,465    $  3,281,098
    Securities held to maturity                               611,122                 --          312,803              --
    Securities available for sale                           2,576,170          2,113,997          829,112         698,815
    Other interest-earning assets                             280,633            702,715           59,844         221,307
                                                         ------------       ------------     ------------    ------------

        Total interest income                              13,491,486         11,865,541        4,676,224       4,201,220
                                                         ------------       ------------     ------------    ------------

Interest expense:
    Deposits                                                7,502,904          7,204,475        2,485,594       2,447,848
    Advances                                                  469,370                 --          250,615              --
    Capitalized lease obligations                             156,592                 --           67,123              --
                                                         ------------       ------------     ------------    ------------

        Total interest expense                              8,128,866          7,204,475        2,803,332       2,447,848
                                                         ------------       ------------     ------------    ------------

Net interest income                                         5,362,620          4,661,066        1,872,892       1,753,372
Provision for loan losses                                      45,000             45,000           15,000          15,000
                                                         ------------       ------------     ------------    ------------

Net interest income after provision for loan losses         5,317,620          4,616,066        1,857,892       1,738,372
                                                         ------------       ------------     ------------    ------------

Non-interest income:
    Fees and service charges on deposits                      141,794            129,999           47,157          44,013
    Fees and service charges on loans                          71,136            125,468           31,948          23,221
    Gain on sale of loans                                          --                511               --              --
    Gain on sale of assets                                     15,625                 --               --              --
    Miscellaneous                                              86,309             75,265           32,656          25,960
                                                         ------------       ------------     ------------    ------------

        Total non-interest income                             314,864            331,243          111,761          93,194
                                                         ------------       ------------     ------------    ------------

Non-interest expenses:
    Salaries and employee benefits                          1,845,988          1,635,858          654,373         625,234
    Net occupancy expense of premises                         464,954            367,163          163,467         139,454
    Equipment                                                 423,319            280,126          148,939          77,904
    Directors' fees                                           137,088            126,783           43,588          38,550
    Legal expenses                                            101,102             59,734           18,852          24,883
    Advertising                                               251,892            177,250           95,642          60,125
    Federal insurance premium                                  97,548             92,744           32,531          31,416
    (Income) loss from foreclosed real estate                  (8,265)                --               --              --
    Miscellaneous                                             766,438            593,190          247,842         195,734
                                                         ------------       ------------     ------------    ------------

        Total non-interest expenses                         4,080,064          3,332,848        1,405,234       1,193,300
                                                         ------------       ------------     ------------    ------------

Income before income taxes                                  1,552,420          1,614,461          564,419         638,266
Income taxes                                                  571,841            578,967          194,595         221,295
                                                         ------------       ------------     ------------    ------------

Net income                                               $    980,579       $  1,035,494     $    369,824    $    416,971
                                                         ============       ============     ============    ============

Net income per common share - basic/diluted              $       0.27            N/A (1)     $       0.11    $       0.11
                                                         ============       ============     ============    ============

Weighted average number of
  common shares outstanding - basic/diluted                 3,584,719            N/A (1)        3,496,738       3,756,683
                                                         ============       ============     ============    ============

(1)   Liberty Bancorp, Inc. issued stock on June 30, 1998.

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                Nine Months Ended               Three Months Ended
                                                                                  September 30,                   September 30,
                                                                            --------------------------      ------------------------
                                                                               1999            1998            1999          1998
                                                                            ----------      ----------      ----------    ----------
Net income                                                                  $  980,579      $1,035,494      $  369,824    $  416,971
                                                                            ----------      ----------      ----------    ----------

Other comprehensive (loss) income - unrealized holding (loss)
  gain on securities available for sale, net of income taxes (benefit)        (682,842)        301,277          31,669       253,116
                                                                            ----------      ----------      ----------    ----------

    Total other comprehensive (loss) income                                   (682,842)        301,277          31,669       253,116
                                                                            ----------      ----------      ----------    ----------

Comprehensive (loss) income                                                 $  297,737      $1,336,771      $  401,493    $  670,087
                                                                            ==========      ==========      ==========    ==========

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                             1999               1998
                                                                         ------------       ------------
Cash flows from operating activities:
  Net income                                                             $    980,579       $  1,035,494
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                             281,558            138,335
    Amortization of premiums and accretion of discounts, net                  284,723            254,670
    Amortization of deferred loan fees, net                                    29,188              9,862
    Provision for loan losses                                                  45,000             45,000
    Loss on sale of real estate owned                                          (8,265)                --
    Gain on sale of student loans                                                  --               (511)
    (Increase) decrease in accrued interest receivable                       (391,142)          (213,073)
    Decrease (increase) in other assets                                        55,174            (63,350)
    Amortization of unearned ESOP shares                                      109,616             36,673
    Increase (decrease) in other liabilities                                  597,527             (9,477)
                                                                         ------------       ------------

      Net cash provided by operating activities                             1,983,958          1,233,623
                                                                         ------------       ------------
Cash flows from investing activities:
  Purchases of  securities held to maturity                               (19,421,865)                --
  Purchases of securities available for sale                              (18,984,641)       (20,913,823)
  Principal repayments on securities available for sale                    27,149,775         23,620,847
  Proceeds from sale of student loans                                              --             68,055
  Net (increase) decrease in loans receivable                             (19,099,177)       (19,185,234)
  Proceeds from sale of real estate owned                                     113,885                 --
  Net additions to premises and equipment                                  (2,914,343)          (118,015)
  Purchase of Federal Home Loan Bank of New York stock                       (347,600)          (203,400)
                                                                         ------------       ------------

      Net cash (used in) investment activities                            (33,503,966)       (16,731,570)
                                                                         ------------       ------------
Cash flows from financing activities:
  Net increase in deposits                                                    666,814          2,639,278
  Advances from Federal Home Loan Bank of New York                         20,600,000                 --
  Increase in advance payments by borrowers for taxes and insurance           154,933             35,239
  Capitalized lease obligations                                             2,600,000                 --
  Repayment of capitalized lease obligations                                   (2,740)                --
  Net proceeds from issuance of common stock                                       --         16,315,524
  Proceeds from stock subscriptions                                                --         10,480,862
  Cash dividends paid                                                        (137,238)                --
  Purchase of treasury stock                                               (2,817,228)                --
                                                                         ------------       ------------

      Net cash provided by financing activities                            21,064,541         29,470,903
                                                                         ------------       ------------

Net (decrease) increase in cash and cash equivalents                      (10,455,467)        13,972,956
Cash and cash equivalents - beginning                                      13,824,150          5,930,891
                                                                         ------------       ------------

Cash and cash equivalents - ending                                       $  3,368,683       $ 19,903,847
                                                                         ============       ============

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                    1999                 1998
                                                 ----------           ----------
Supplemental disclosure of cash flow
  information:
  Cash paid during the year for:
    Interest                                     $7,727,467           $7,199,578
                                                 ==========           ==========

    Income taxes                                 $  623,523           $  803,036
                                                 ==========           ==========

Supplemental disclosure of noncash activities:
  Net change in unrealized (loss) gain on
    securities available for sale                $1,083,877           $  488,582

    Deferred income taxes                           401,035              187,305
                                                 ----------           ----------

                                                 $  682,842           $  301,277
                                                 ==========           ==========

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of Forward-Looking Statements

When used or incorporated by reference in disclosure documents, the words "anticipate", "estimate", "expect", "target", "goal" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any update or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which such statement is based.

Comparison of Financial Condition at September 30, 1999 and December 31, 1998

The Company's assets at September 30, 1999 totaled $282.1 million, which represents an increase of $21.7 million or 8.3% as compared with $260.4 million at December 31, 1998. Such increase was largely due to $20.6 million in advances from the Federal Home Loan Bank of New York (FHLB) which were utilized to purchase investment securities and fund loan originations.

Cash and cash equivalents decreased by $10.4 million or 75.3% to $3.4 million at September 30, 1999 from $13.8 million at December 31, 1998, as a result of increased loan originations and the purchase of investment securities held to maturity.

Securities available for sale at September 30, 1999 decreased by $9.6 million, or 15.3% to $53.1 million from $62.7 million at December 31, 1998. The decrease during the nine months ended September 30, 1999, resulted from principal repayments of $27.5 million which were partially offset by purchases of such securities in the amount of $19.0 million and a decrease in unrealized gain on such securities of $1.1 million.

Securities held to maturity increased by $19.5 million during the period. At December 31, 1998 the Company had no securities classified as held to maturity.

Net loans increased $19 million or 10.7% to $194.9 million at September 30, 1999 from $177.9 million at December 31, 1998. The increase during the nine months ended September 30, 1999 resulted primarily from loan originations exceeding loan principal repayments.

Foreclosed real estate amounting to $106,000 at December 31, 1998, consisting of one property, which was sold during the nine months ended September 30, 1999 for a profit of approximately $8,000. There was no foreclosed real estate of September 30, 1999.

Deposits at September 30, 1999 increased $700,000 or 0.3% to $223.9 million when compared with $223.2 million at December 31, 1998. The increase in deposits resulted from interest credited of $7.5 million offset by withdrawals of $6.8 million.

Stockholders' equity totaled $31.8 million and $34.4 million at September 30, 1999 and December 31, 1998, respectively. Such decrease was largely due to the repurchase of 275,046 shares of common stock at an average price of $10.24 totaling $2.8 million.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998

Net income decreased $47,000 or 11.3% to $370,000 for the three months ended September 30, 1999 compared with $417,000 for the same period in 1998. The decrease in net income during the 1999 period resulted from increases in non-interest expenses that were partially offset by an increase in net interest income and non-interest income.

Interest income on loans increased by $193,000 or 5.9% to $3.5 million during the three months ended September 30, 1999 from $3.3 million during the same period in 1998. The increase during the 1999 period resulted from an increase of $24.3 million in the average balances of loans outstanding, partially offset by a decrease of 57 basis points in the yield earned on the loan portfolio.

Interest on securities available for sale, consisting of adjustable rate mortgage-backed securities and Collateralized Mortgage Obligations, increased by $130,000 to $829,000 during the three months ended September 30, 1999 from $699,000 for the same period in 1998. The increase during the 1999 period resulted from an increase of 100 basis points in the yield earned offset by a $536,000 decrease in the average balance. Interest income on securities held to maturity, consisting of short-term government agency bonds, was $313,000 on an average balance of $19.4 million with a yield of 6.43%. There were no securities held to maturity during the same period in 1998.

Interest income on other interest-earning assets decreased by $161,000 during the three months ended September 30,1999 when compared to same period in 1998. The decrease during the 1999 period resulted from an $11.2 million decrease in the average balance partially offset by a 63 basis point increase in the yield on this portfolio.

Interest expense on deposits increased by $38,000 or 1.5% to $2.49 million during the three months ended September 30, 1999 when compared to $2.45 million for the same period in 1998. Such increase during the 1999 period was attributable to $13.8 million or 6.7% increase in average balances of interest bearing deposits outstanding coupled with a decrease of 23 basis points in cost of funds. Interest expense on FHLB advances and capitalized lease obligations during the quarter ended September 30, 1999 amounted to $318,000 on an average balance of $22.1 million with an average cost of 5.75%. There were no such liabilities during the same period in 1998.

Net interest income increased $120,000 or 6.85% to $1.87 million during the three months ended September 30, 1999 when compared with $1.75 million for the same period in 1998. Such increase was due to an increase in total interest income of $ 475,000 partially offset by an increase in total interest expense of $355,000. The Bank's net interest rate spread remained static at 2.23% for the three months ended September 30, 1999. Although the yield on interest earning assets decreased by 12 basis points, there was a similar decrease in the cost of interest bearing liabilities.

During the three months ended September 30, 1999 and 1998, the Bank provided $15,000 each for provision for loan losses. The allowance for loan losses is based on management's evaluation of the risks inherent in its portfolio given due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions.

At September 30, 1999 and 1998, the Bank's non-performing loans, which were delinquent ninety days or more totaled $667,000 or 0.24% of total assets and $763,000 or 0.31% of total assets, respectively; all these loans were on non-accrual status.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998 (Cont'd.)

Non-interest income increased by $19,000 or 20.4% to $112,000 during the three months ended September 30,1999 when compared to $93,000 during the same period in 1998. The increase during the three months ended September 30, 1999 resulted from increases in fees and service charges on deposits of $3,000, an increase in loan fees and service charges of $9,000, and an increase in miscellaneous income of $7,000.

Non-interest expenses increased by $212,000 or 17.8% to $1.4 million during the three months ended September 30, 1999 when compared to the same period in 1998. During 1999 period salaries and employee benefits expense, occupancy expense, equipment, director's fees, advertising, federal insurance premium and miscellaneous expenses increased by $29,000, $24,000, $71,000, $5,000, $35,500,
$1,000, and $52,000 respectively. Most of these increases are related to the stock institution and branch expansion of activities. During the same period legal expense decreased by $6,000.

Income taxes totaled $195,000 and $221,000 for the three months ended September 30, 1999 and 1998 respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998.

Net income decreased by $55,000 or 5.3% to $981,000 for nine months ended September 30,1999 compared with net income of $1,035,000 for the same period in 1998. The decrease in net income during the 1999 period resulted from increases in non-interest expense and decreases in non-interest income offset by increases in net interest income.

Interest income on loans increased by $975,000 or 10.8% to $10 million during the nine months ended September 30, 1999 when compared with $9 million during the same 1998 period. The increase during the 1999 period resulted from an increase of $25.6 million in the average balance of loans outstanding which was partially offset by a decrease of 33 basis points in the yield earned on the loan portfolio.

Interest on securities available for sale increased $462,000 or 21.8% to $2.6 million during the nine months ended September 30, 1998 when compared with $2.1 million for the same period in 1998. The increase during the 1999 period resulted from an increase of $7.4 million in the average balance of securities available for sale and an increase of 37 basis points in the yield earned. Interest earned on investment securities held to maturity during the nine months ended September 30, 1999 was $611,000 on an average portfolio balance of $12.8 million with a yield of 6.34%. There were no investment securities held to maturity during the 1998 period.

Interest earned on other interest-earning assets decreased by $422,000 or 60% to $281,000 during the nine months ended September 30, 1999, when compared with $703,000 for the same period in 1998. The decrease during the 1999 period resulted from a decrease of $10.9 million in the average balance of other interest-earning assets outstanding which offset an increase of 107 basis points in the yield earned on such portfolio.

Interest expense on deposits increased $298,000 or 4.14% to $7.5 million during the nine months ended September 30, 1999 when compared to $7.2 million during the same period in 1998. Such increase during the 1999 period was attributable to a decrease of 16 basis points in the cost of interest-bearing deposits offset by an increase of $15.8 million in the average balance of interest-bearing deposits outstanding. Interest on advances and other borrowings amounted to $626,000 during the nine months ended September 30, 1999. During the 1998 period, the Bank had no advances and borrowings outstanding.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998 (Cont'd.)

Net interest income increased $702,000 or 15.0% to $5.4 million during the nine months ended September 30, 1999 when compared with $4.7 million during the same 1998 period. Such increase was due to an increase in total interest income of $1.63 million partially offset by an increase in total interest expense of $924,000. The Bank's net interest rate spread remained stable at 2.13%. The interest rate spread was affected by an eight basis point decrease in both the yield on interest earning assets and the cost of interest bearing liabilities.

During the nine months ended September 30, 1999 and 1998, the Bank provided $45,000 each as provision for loan losses.

Non-interest income during the nine months ended September 30, 1999, decreased by $16,000 or 4.8% to $315,000 when compared to $331,000 for the same 1998 period. The decreases during the 1999 period resulted from increase of fees and service charges on deposits of $12,000, gain on sale of fixed assets of $15,000 and miscellaneous income of $11,000 offset by a decrease in fees and service charges on loans of $54,000.

Non-interest expenses increased by $747,000 or 22.4% to $4.1 million during the nine months ended September 30, 1998 when compared with $3.3 million during the same 1998 period. The increases during the 1999 period resulted primarily from the increases in salaries and employee benefits, occupancy expense, equipment, director's fees, legal expenses, advertising, federal insurance premium, and miscellaneous expenses partially offset by decrease in loss from foreclosed real estate. The increase in non-interest operating expenses are related in large part to costs associated with opening a new branch office in June of 1999 and other expenses related to planning three other new offices.

Income taxes totaled $572,000 and $579,000 during the nine months ended September 30, 1999 and 1998, respectively.

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which the OTS may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity averaged 30.35% during the month of September 1999. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At September 30, 1999, the Bank had short-term outstanding advances of $20,600,000 from the FHLB.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont'd.)

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 1999, the Bank has outstanding commitments to originate loans of $6.3 million. Certificates of deposits scheduled to mature in one year or less at September 30, 1999, totaled $124.4 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, each savings institution must maintain tangible capital equal to at least 1.5% of its total adjusted assets, core capital equal to at least 4.0% of its total adjusted assets and total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at September 30, 1999 as compared to the minimum regulatory capital requirements:

                                                                                        To Be Well
                                                                                       Capitalized
                                                                                       Under Prompt
                                                              Minimum Capital           Corrective
                                         Actual                 Requirements        Actions Provisions
                                  --------------------     ---------------------   --------------------
                                  Amount         Ratio     Amount          Ratio   Amount         Ratio
                                  ------         -----     ------          -----   ------         -----
Total Capital
  (to risk-weighted assets)       $26,842        22.13%    $ 9,703         8.00%   $12,129        10.00%

Tier I Capital
  (to risk-weighted assets)        26,059        21.48%         --           --      7,277         6.00%

Core (Tier 1) Capital
  (to adjusted total assets)       26,059         9.35%     11,152         4.00%    13,940         5.00%

Tangible Capital
  (to adjusted total assets)       26,059         9.35%      4,182         1.50%        --           --

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

The Bank's current investment strategy is to maintain a securities portfolio that provides a source of liquidity and that contributes to the Bank's overall profitability and asset mix within given quality and maturity considerations. The securities portfolio consists primarily of U.S. Treasury, Federal Government and government sponsored corporation securities. Much of the Bank's investment securities and mortgage-backed securities are classified as available for sale to provide management with the flexibility to make adjustments to the portfolio in the event of changes in interest rates, to fulfill unanticipated liquidity needs, or to take advantage of alternative investment opportunities.

At September 30, 1999, the Bank had adjustable mortgage loans of $73.9 million, or 37.5% of total loans and $40.7 million or 92.9% of securities available for sale in adjustable rate mortgage-backed securities.

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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKED RISK

Net Portfolio Value (Cont'd.)

The following table presents the Bank's NPV at June 30, 1999, the latest information available, as calculated by the OTS, which is based upon quarterly information that the Bank provided voluntarily to the OTS. In the opinion of management, there have been no material changes to the Bank's NPV since June 30, 1999.

                    Percentage Change in Net Portfolio Value
      -------------------------------------------------------------------
         Changes                        Board
        in Market       Projected      Policy      Estimated    Amount of
      Interest Rates      Change     Guidelines       NPV        Change
      --------------    ---------    ----------    ---------    ---------
      (basis points)          (Dollars in Thousands)

           300           (67.00)%       (50.0)%       9,205     (18,811)
           200           (43.00)%       (38.0)%      15,975     (12,041)
           100           (20.00)%       (19.0)%      22,470      (5,546)
            --               --            --        28,016          --
          (100)           14.00 %        15.0 %      32,057       4,041
          (200)           25.00 %        25.0 %      34,963       6,947
          (300)           33.00 %        50.0 %      37,363       9,347

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

ITEM 4. Submission of Matters to a Vote of Security Holders

      Not applicable

ITEM 5. Other Information

      On July 21, 1999 the Company declared a quarterly cash dividend of $0.02 per share, paid on August 18, 1999, to stockholders of record on August 4, 1999.

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

      16. Computation of earnings per common share.
      27. EDGAR Financial Data Schedule

      (b) Reports on Form 8-K:

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LIBERTY BANCORP, INC.


Date: November 8, 1999                 By  /s/ John R. Bowen
      -----------------------------        -------------------------------------
                                           John R. Bowen
                                           President and Chief Executive Officer


Date: November 8, 1999                 By: /s/ Michael J. Widmer
      -----------------------------        -------------------------------------
                                           Michael J. Widmer
                                           Executive Vice President and
                                           Chief Financial Officer