Form 10-K
period 1999-12-31
LIBERTY BANCORP INC /NJ/
filed 2000-03-30
CIK 1057570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transaction period from ___________________ to ______________________

                         Commission File Number: 0-24519

                              LIBERTY BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Federal                                             22-3593532
          -------                                             ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

          1410 St. Georges Avenue, Avenel, NJ                   07001
        ---------------------------------------              ----------
        (Address of Principal Executive Office)              (Zip Code)

                                 (732) 499-7200
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |_|

      The registrant's revenues for the fiscal year ended December 31, 1999 were $18.5 million.

      As of December 31, 2000, there were issued and outstanding 3,621,329 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of such date ($6.00) was $8.0 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 1999 (Parts II and IV).

2.    Proxy Statement for the May 2000 Annual Meeting of Stockholders (Part
      III).

                                     PART I

ITEM 1. Business

Liberty Bancorp, Inc.

      Liberty Bancorp, Inc. (the "Company") was formed on June 30, 1998 for the purpose of acting as the holding company for Liberty Bank (the "Bank"). As of December 31, 1999, the Company's assets consist primarily of the outstanding capital stock of the Bank and cash and investments of $3.8 million, representing a portion of the net proceeds from the Company's stock offering completed June 30, 1998 in connection with the mutual holding company reorganization of the Bank. At December 31, 1999, 1,553,600 shares of the Company's common stock, par value $1.00 per share, were held by the public, and 2,067,729 shares were held by Liberty Bancorp, MHC, the Company's parent mutual holding company. The Company's principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

      At December 31, 1999, the Company had consolidated total assets of $283.3 million, consolidated total deposits of $220.5 million and consolidated total equity of $31.9 million.

      The Company's executive office is located at 1410 St. Georges Avenue, Avenel, New Jersey 07001. Its telephone number at this address is (732) 499-7200.

Liberty Bank

      The Bank was organized as a building and loan association in 1927 and became a federal savings and loan association in 1942. The Bank changed its name from Axia Federal Savings Bank to Liberty Bank in connection with the Bank's mutual holding company reorganization completed June 30, 1998. The Bank conducts its business from its corporate headquarters located in Avenel, New Jersey and four branch offices located in Union and Middlesex Counties, New Jersey. The Bank has traditionally operated as a community-oriented lender offering various mortgage and consumer loan products. The Bank is primarily engaged in the business of offering savings and other FDIC-insured deposits to the general public and using those funds to originate loans secured by one-to-four family residences located in Union and Middlesex Counties.

      The Bank's executive offices are located at 1410 St. Georges Avenue, Avenel, New Jersey 07001. Its telephone number at that location is (732) 499-7200.

Market Area

      The Bank's headquarters are located in Avenel, New Jersey in the township of Woodbridge. Branch offices of the Bank are located in East Brunswick, Rahway, Linden and Monroe Township, all of which branches, and the main office, are located in the Bank's primary market area consisting of Middlesex and Union Counties. Middlesex and Union Counties are contiguous and are located in the eastern central part of New Jersey. The economies of Middlesex and Union counties are based on retail services and light manufacturing, especially pharmaceuticals. Both Johnson and Johnson and Merck and Co. have an administrative and research presence in this market. Among the largest employers in Middlesex and Union Counties are John F. Kennedy Medical Center, Robert Wood Johnson Medical Center, Merck and Co. and Johnson & Johnson. The Bank faces intense competition from many financial institutions for deposits and loan originations.

Lending Activities

      General. The Bank has traditionally concentrated its lending activities on first mortgage loans secured by one-to-four family properties that conform to the underwriting guidelines of Fannie Mae and Freddie Mac (often referred to as "conforming loans"). Fannie Mae and Freddie Mac are federally chartered corporations that purchase loans in the secondary mortgage market and issue mortgage-backed securities that are secured by the underlying mortgages. In addition, the Bank originates construction loans, multi-family residential real estate loans, commercial real estate loans, home equity loans and other consumer loans.

      Loan Portfolio Analysis. The following tables set forth the composition of the Bank's loan portfolio at the dates indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                                             At December 31,
                                                             ---------------
                                            1999                   1998                 1997
                                            ----                   ----                 ----
                                    Amount      Percent    Amount     Percent    Amount     Percent
                                    ------      -------    ------     -------    ------     -------
                                                         (Dollars in Thousands)
Real estate loans:
  One-to-four family               $ 182,100     89.86%   $ 166,573    93.23%   $ 143,623    93.88%
  Multi-family                         2,143      1.06        1,200     0.67        1,258     0.82
  Commercial                           7,553      3.72        3,367     1.88        1,906     1.25
  Construction                            --        --           --       --           --       --
                                     -------     -----      -------    -----      -------    -----
    Total real estate loans          191,796     94.64      171,140    95.78      146,787    95.95
                                     -------     -----      -------    -----      -------    -----

Consumer loans:
  Home equity                         10,616      5.24        7,133     4.00        5,706     3.73
  Other                                  235       .12          388     0.22          491     0.32
                                     -------     -----      -------    -----      -------    -----
  Total consumer loans                10,851      5.36        7,521     4.22        6,197     4.05
                                     -------     -----      -------    -----      -------    -----
  Total loans                        202,647    100.00%     178,661   100.00%     152,984   100.00%
                                     =======    ======      =======   ======      =======   ======
Less:
  Loans in process                        --                     --                    --
  Deferred loan origination fees        (172)                    24                    61
  Allowance for loan losses              788                    760                   723

Total loans, net                   $ 202,031              $ 177,877             $ 152,200
                                   =========              =========             =========

                                                    At December 31,
                                                    ---------------
                                              1996                  1995
                                              ----                  ----
                                        Amount     Percent    Amount     Percent
                                        ------     -------    ------     -------
                                                  (Dollars in Thousands)
Real estate loans:
  One-to-four family                   $120,892     91.93%   $ 97,007     92.08%
  Multi-family                            1,875      1.42       2,018      1.92
  Commercial                              2,035      1.55       1,862      1.75
  Construction                              237      0.18          --        --
                                       --------    ------    --------    ------
    Total real estate loans             125,039     95.08     100,887     95.76
                                       ========    ======    ========    ======

Consumer loans:
  Home equity                             5,364      4.08       3,345      3.17
  Other                                   1,101      0.84       1,123      1.07
                                       --------    ------
  Total consumer loans                    6,465      4.92       4,468      4.24
                                       --------    ------    --------    ------
  Total loans                           131,504    100.00%    105,355    100.00%
                                       ========    ======    ========    ======
Less:
  Loans in process                            3                    --
  Deferred loan origination fees            277                   392

  Allowance for loan losses                 534                   490
                                       --------              --------

Total loans, net                       $130,690              $104,473
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

      The Bank offers ARM loans at competitive interest rates and terms. At December 31, 1999, $47.5 million, or 23.5%, of the Bank's gross loan portfolio consisted of ARM loans or other loans subject to periodic interest rate adjustments. Substantially all of the Bank's ARM loans meet the underwriting standards of Fannie Mae or Freddie Mac, even though the Bank originates ARM loans primarily for its own portfolio. Most of the Bank's ARM loans have interest rates that adjust every year based on the one year Treasury constant maturity index. The Bank also originates ARM loans that have fixed interest rates for an initial period of three to ten years, and thereafter adjust annually based on the one year Treasury constant maturity index. A small percentage of the Bank's ARM loans adjust based on other indices. Most of the Bank's ARM loans amortize over a 30-year period. The Bank determines whether a borrower qualifies for an ARM loan based on the initial interest rate on the loan, except that one year ARM loan borrowers are qualified at the initial rate plus 2%. The Bank's current ARM loans do not provide for negative amortization. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 6%, respectively. The Bank offers initial interest rates that may be more than 2% below the interest rate to which the loan may adjust after the first adjustment date, (based on market interest rates at the time the loan is originated). Accordingly, because of the Bank's 2% interest rate adjustment limitation, the interest rates on these loans would not adjust to the fully-indexed rate at the end of the adjustment period if interest rates were to increase or remain unchanged at the end of the adjustment period.

      Borrowers' demand for ARM loans versus fixed-rate mortgage loans is affected by market interest rates, borrowers' expectations of future changes in the level of market interest rates, and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that the Bank originates at any time is largely determined by borrowers' demand for each type of loan.

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

      Multi-Family Residential Real Estate Lending. The Bank originates mortgage loans secured by multi-family residential properties (consisting of more than four units). The majority of the Bank's multi-family residential real estate loans are secured by apartment buildings located in the Bank's primary market area. The Bank offers both fixed-rate and adjustable-rate multi-family residential real estate loans. Fixed rate loans are generally offered with balloon terms of three, five and seven years, with a 25 year amortization period, and with a "balloon" or final principal payment due at maturity. The Bank also offers a 15 year fixed rate multi-family residential loan with a 15 year term and amortization period and a one-year adjustable-rate loan with a 25 year term and amortization period. The interest rate on the adjustable rate loans is tied to the one year constant maturity Treasury index, with annual and lifetime interest rate adjustment limits of 2% and 6%, respectively. At December 31, 1999, the average balance of the Bank's multi-family residential real estate loans was $238,000, and the largest such loan had a balance of $487,500 and was performing in accordance with its contractual terms.

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

      Commercial Real Estate Lending. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. The majority of the Bank's commercial real estate loans are secured by office buildings and retail stores that are located in the Bank's primary market area. The Bank offers both fixed rate and adjustable rate commercial real estate loans. Fixed-rate loans are generally approved with terms of three, five and seven years, with a 25 year amortization period, resulting in a balloon payment at the end of the stated term. The Bank also offers an adjustable rate commercial real estate loan with annual interest rate adjustments tied to the one year Treasury constant maturity index, and with annual and lifetime interest rate adjustment limits of 2% and 6%, respectively. Adjustable-rate commercial real estate loans are offered for terms of 25 years and are fully amortizing. At December 31, 1999, the average balance of the Bank's commercial real estate loans was $343,000, and the largest such loan had a balance of $2,500,000 and was performing in accordance with its contractual terms.

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

      Construction Lending. To a lesser extent, the Bank originates residential construction loans to local home builders, generally with whom it has an established relationship, and to individuals who have a contract with a builder for the construction of their residence. The Bank's construction loans are generally secured by property located in the Bank's primary market area. At December 31, 1999, the Bank had no construction loans outstanding.

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

      Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans and loans with no stated maturity are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses.

                      One-to-Four
                         Family    Multi-Family  Commercial  Consumer    Total
                        --------     --------     --------   --------   --------
                                              (In Thousands)
Amounts Due:
Within 1 year ........  $     18     $     --     $     --   $    216   $    234
Over 1 to 2 years ....       816           --           --        203      1,019
Over 2 to 3 years ....     2,562           --           --        285      2,847
Over 3 to 5 years ....     5,522          250           --        570      6,342
Over 5 to 10 years ...    18,952          802          333      4,417     24,504
Over 10 to 25 years ..    74,048        1,341        7,220      5,160     87,769
Over 25 years ........    79,932           --           --         --     79,932
                        --------     --------     --------   --------   --------
Total amount due .....  $181,850     $  2,393     $  7,553   $ 10,851   $202,647
                        ========     ========     ========   ========   ========


      The following table sets forth the dollar amount of all loans for which final payment is not due until after December 31, 2000. The table also shows the amount of loans which have fixed rates of interest and those which have adjustable rates of interest.

                                       Fixed Rates    Adjustable Rates   Total
                                         --------         --------      --------
                                                       (In Thousands)
Real estate loans:
 One-to-four family ..................   $138,196         $ 43,636      $181,832
 Multi-family ........................      2,321               72         2,393
 Commercial ..........................      5,846            1,707         7,553
                                         --------         --------      --------
Total real estate loans ..............    146,363           45,415       191,778

Consumer .............................      8,493            2,142        10,635
                                         --------         --------      --------

 Total loans .........................   $154,856         $ 47,557      $202,413
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

      Loan Originations, Sales and Purchases. The following table sets forth total loans originated and repaid during the periods indicated.

                                                 Years Ended December 31,
                                                 ------------------------
                                           1999            1998           1997
                                           ----            ----           ----
                                                      (In Thousands)
Originations:
  Adjustable rate:
   Real estate
     One-to-four family (1) ......       $  6,632        $  3,586       $ 22,317
     Multi-family ................             --              --             --
     Commercial ..................             --           1,320             --
     Construction ................             --              --             --
   Consumer ......................          1,441           1,008          1,654
                                         --------        --------       --------
     Total adjustable rate .......          8,073           5,914         23,971
                                         --------        --------       --------
  Fixed rate:
   Real estate
     One-to-four family ..........         41,752          53,680         16,234
     Multi-family ................          1,326              --             --
     Commercial ..................          4,810             350             --
     Construction ................             --             178            140
   Consumer ......................          4,960           3,701            838
                                         --------        --------       --------
     Total fixed rate ............         52,848          57,909         17,212
                                         --------        --------       --------
     Total loans originated ......         60,921          63,823         41,183
                                         --------        --------       --------

Purchases:
  Real estate:
   One-to-four family ............             --              --             --
   Multi-family ..................             54              --             --
   Commercial ....................             --              --             --
  Consumer .......................             --              --             --
                                         --------        --------       --------
   Total loans purchased .........             54              --             --
                                         --------        --------       --------

Sales and Repayments:
  Real estate:
   One-to-four family ............             --              --             --
   Multi-family ..................             --              --             --
   Commercial ....................             --              --             --
  Consumer .......................             --              68            647
                                         --------        --------       --------
   Total loans sold ..............             --              68            647
                                         --------        --------       --------

Principal repayments .............         36,627          38,160         19,056
                                         --------        --------       --------
  Total reductions ...............         36,627          38,228         19,703
                                         --------        --------       --------
Decrease in other items, net .....           (362)             82             30
                                         --------        --------       --------
  Net increase ...................       $ 23,986        $ 25,677       $ 21,510
                                         ========        ========       ========

----------
(1) Originations include mortgage loans which adjust annually after an initial fixed-rate period of five, seven or ten years in the following amounts:

                                                  Years Ended December 31,
                                           1999            1998            1997
                                           -----           -----           -----
                                                       (In Thousands)

Initial fixed rate:
 Five years                                3,294             549          $6,087
 Seven years                               1,219           1,569           6,909
 Ten years                                   257           1,460           1,027

      Loan Commitments. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and generally remain outstanding for 45 to 60 days from the date the commitment is issued, depending on the type of transaction. At December 31, 1999, the Bank had total loan commitments of $5.4 million and commitments to customers for unused lines of credit of $4.0 million outstanding.

      Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, late payments and for miscellaneous services related to its loans. Income from these activities varies from period-to-period depending upon the volume and type of loans made and competitive conditions.

      The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees net of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized as expense $65,000 and $6,500 of deferred loan fees during the years ended December 31, 1999 and 1998, respectively, and recognized as income $69,000 of deferred fees during the year ended December 31, 1997.

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

                                                        At December 31,
                                                        ---------------
                                          1999      1998      1997      1996      1995
                                          ----      ----      ----      ----      ----
                                                     (Dollars in Thousands)
Non-accruing loans:
 One-to-four family .................     $243      $505      $844      $841      $368
 Multi-family .......................       72        66        65        63        --
 Commercial .........................       --        22        --        --        --
 Consumer ...........................       --        --        --        --        --
                                          ----      ----    ------      ----      ----

   Total ............................      315       593       909       904       368
                                          ----      ----    ------      ----      ----

Accruing loans delinquent 90 days or more:
 One-to-four family .................       --        --        --        --       440
 Multi-family .......................       --        --        --        --        --
 Commercial .........................       --        --        --        --        --
 Consumer (1) .......................        7         7        25        26        15
                                          ----      ----    ------      ----      ----

 Total ..............................        7         7        25        26       455
                                          ----      ----    ------      ----      ----

Real estate owned ...................       80       106       121        --       134
                                          ----      ----    ------      ----      ----

Total non-performing assets .........     $402      $706    $1,055      $930      $957
                                          ====      ====    ======      ====      ====

Total as a percentage of total assets     0.14%     0.27%     0.49%     0.46%     0.51%
                                          ====      ====    ======      ====      ====

----------
(1)   Consists of student loans backed by a government guarantee.

      Interest income that would have been recorded for the fiscal years ended December 31, 1999 and 1998 had nonaccruing loans been current in accordance with their original terms amounted to $31,000 and $51,000, respectively. The Bank recorded $0 and $6,000, respectively, of interest income on such loans for such periods.

      The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1999.

                                                       Loans delinquent for:
                                                       ---------------------
                               60-89 days                 90 Days and Over            Total Delinquent Loans
                               ----------                 ----------------            ----------------------
                                          Percent                        Percent                        Percent
                                          of Loan                        of Loan                        of Loan
                       Number    Amount   Category   Number     Amount   Category    Number    Amount   Category
                       ------    ------   --------   ------     ------   --------    ------    ------   --------
                                                        (Dollars in Thousands)
Real Estate:
 One-to-four family .      3      $115       .06%         4      $243      0.14%         7      $358      0.20%
 Multi-family .......     --        --        --          1        72      3.36          1        72      3.36
 Commercial .........     --        --        --         --        --        --         --        --        --
 Consumer ...........     --        --        --          3         7      0.06          3         7      0.06
                        ----      ----      ----       ----      ----      ----       ----      ----      ----
Total loans .........      3      $115       .06%         8      $322      0.16%        11      $437      0.21%
                        ====      ====      ====       ====      ====      ====       ====      ====      ====

      Real Estate Acquired in Settlement of Loans. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Foreclosed real estate is held for sale and such assets are carried at fair value minus estimated cost to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value less estimated selling costs. At December 31, 1999, the Bank had $80,000 of real estate acquired in settlement of loans.

      Restructured Loans. Under Generally Accepted Accounting Principals ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank had no restructured loans as of December 31, 1999.

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

      At December 31, 1999, the Bank had $384,000 of assets classified substandard, and $18,000 classified doubtful.

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

      Management believes that the amount maintained in the allowance at December 31, 1999 will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

      The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                            At or For the Years
                                                            Ended December 31,
                                                            ------------------
                                                1999     1998     1997     1996     1995
                                                ----     ----     ----     ----     ----
                                                          (Dollars in Thousands)
Balance at beginning of period ..............   $ 760    $ 723    $ 534    $ 490    $ 442
Charge-offs
Real estate:
  One-to-four family ........................      10        7       11       --       12
  Multi-family and other ....................      22       --       --       --       --
                                                -----    -----    -----    -----    -----
    Total ...................................      32        7       11       --       12

Total Recoveries ............................      --       --       --        1       --
                                                -----    -----    -----    -----    -----

Net charge-offs .............................      32        7       11       (1)      12

Additions charged to operations .............      60       44      200       43       60
                                                -----    -----    -----    -----    -----

Balance at end of period ....................     788    $ 760    $ 723    $ 534    $ 490

Ratio of net charge-offs during the period to
  average loans outstanding during the period    0.02%    0.01%    0.01%      --     0.01%
                                                =====    =====    =====    =====    =====

Ratio of net charge-offs during the period to
  average non-performing assets .............    5.31%    2.61%    1.04%      --     1.23%
                                                =====    =====    =====    =====    =====

      The activity in the allowance for loan losses is as follows:

                                                 Years Ended December 31,
                                                 ------------------------
                                          1999    1998    1997     1996    1995
                                          ----    ----    ----     ----    ----
                                                      (In Thousands)

Balance - beginning ..................   $ 760   $ 723   $ 534    $ 490   $ 442
Provisions charged to operations .....      60      44     200       43      60
Loans charged off, net of recoveries .      32       7     (11)       1     (12)
                                         -----   -----   -----    -----   -----
Balance - ending .....................   $ 788   $ 760   $ 723    $ 534   $ 490
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

                                                                           At December 31,
                                                                           ---------------
                                        1999                                    1998
                                        ----                                    ----
                                                      % of                                     % of
                                        Loan        Loans in                    Loan         Loans in
                          Amount of    Amounts   Each Category    Amount of    Amounts    Each Category
                          Loan Loss      by        to Total       Loan Loss      by         to Total
                         Allowances   Category      Loans        Allowances   Category       Loans
                         ----------   --------      -----        ----------   --------       -----
                                                                              (Dollars in Thousands)
One-to-four family        $    476    $182,100      89.86%        $    458    $166,573      93.23%
Multi-family                    33       2,143       1.06               11       1,200       0.67
Commercial real estate          94       7,553       3.72               40       3,367       1.88
Home equity                     98      10,616       5.24               81       7,133       4.00
Other consumer                  --         235       0.12               --         388       0.22
Unallocated                     87          --       0.00              170          --       0.00
                          --------    --------     ------         --------    --------     ------

                          $    788    $202,647     100.00%        $    760    $178,661     100.00%
                          ========    ========     ======         ========    ========     ======

                                  At December 31,
                                       1997
                                                     % of
                                       Loan        Loans in
                          Amount of   Amounts    Each Category
                          Loan Loss      by        to Total
                         Allowances   Category       Loans
                         ==========   ========     ========
                                (Dollars in Thousands)
One-to-four family        $  402      $143,623      93.88%
Multi-family                  22         1,258       0.82
Commercial real estate        37         1,906       1.25
Home equity                   59         5,706       3.73
Other consumer                 3           491       0.32
Unallocated                  200            --       0.00
                          ------      --------     ------

                          $  723      $152,984     100.00%
                          ======      ========     ======

                                                                    At December 31,
                                                                    ---------------
                                              1996                                    1995
                                              ----                                    ----
                                                            % of                                     % of
                                              Loan        Loans in                    Loan         Loans in
                                Amount of    Amounts   Each Category    Amount of    Amounts    Each Category
                                Loan Loss      by        to Total       Loan Loss      by         to Total
                               Allowances   Category      Loans        Allowances   Category       Loans
                                ========    ========    ===========     ========    =========     ========
                                                                (Dollars in Thousands)
One-to-four-family               $    356    $121,129       92.10%      $     296      $97,007      92.08%
Multi-family                           42       1,875        1.43              43        2,018       1.92
Commercial real estate                 61       2,035        1.55              61        1,862       1.76
Home equity                            75       5,364        4.08              44        3,345       3.17
Other consumer                         --       1,101        0.84              --        1,123       1.07
Unallocated                            --          --        0.00              46           --       0.00
                                 --------    --------      ------        --------    ---------     ------

                                 $    534    $131,504      100.00%       $    490    $ 105,335     100.00%
                                 ========    ========      ======        ========    =========     ======

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

      The Bank purchases investment securities with excess liquidity arising when investable funds exceed loan demand. The Bank's current investment policy limits investments to U.S. Government and government sponsored corporation securities, certificates of deposit, marketable corporate debt obligations, and mortgage-backed securities. The Bank's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products or non-investment grade corporate bonds. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk and risk-based capital is also considered. The Company catagorizes investment portfolios as held to maturity and available for sale. No assets are catagorized as held for trading. At December 31, 1999, all mortgage backed securities are classified as available for sale and carried at fair value. Such securities amounted to $48.7 million or 17.2% of total assets. US agency obligations in the amount of $19.5 million were classified as held to maturity.

      The following table sets forth the carrying value of the Bank's securities portfolio, at the dates indicated. All securities, other than FHLB stock, are available for sale.

                                                                           At December 31,
                                                                           ---------------
                                                       1999                      1998                      1997
                                                       ----                      ----                      ----
                                              Carrying       % of       Carrying       % of       Carrying       % of
                                               Value         Total        Value        Total       Value         Total
                                              --------    ----------    --------    ----------    --------    ----------
                                                                        (Dollars in Thousands)
Available for sale:
Investment securities:
 Federal agency obligations                   $     --            --    $     --           --%    $  1,000          1.85%
 Unrealized gain (loss), net                        --            --          --            --          (8)         (.01)
 Net unamortized (discount)                         --            --          --            --          --            --
 Equity securities                                  --            --          --            --          --            --
 Unrealized gains (loss), net                       --            --          --            --          --            --
                                              --------    ----------    --------    ----------    --------    ----------
   Total investment securities                      --            --          --            --         992          1.84
                                              --------    ----------    --------    ----------    --------    ----------

Mortgage-backed securities:
 GNMA                                           15,707         32.24%     13,353         21.28       1,184          2.20
 Fannie Mae                                      8,493         17.44      17,490         27.88      19,922         36.95
 Freddie Mac                                    16,746         34.38      30,095         47.97      30,614         56.78
 Collateralized Mortgage Obligations             7,761         15.94         868          1.38         545          1.01
   Total mortgage backed securities             48,707        100.00      62,735                    52,925         98.16
                                                                                                  --------    ----------
Total securities available for sale           $ 48,707        100.00%   $ 62,735        100.00%   $ 53,917        100.00%
                                              ========    ==========    ========    ==========    ========    ==========

Held to Maturity:
Investment Securities:
 Federal Agency Obligations                     19,468        100.00%         --            --          --            --

 Total Securities Held to Maturity              19,468        100.00%         --            --          --            --
                                              --------    ----------

FHLB Stock                                    $  2,355                  $  2,008                  $  1,084
                                              ========                  ========                  ========

Other interest earning assets:
 Interest bearing deposits in banks           $  2,049                  $ 12,350                  $  4,739
                                              ========                  ========                  ========

      The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each of the range at maturities at December 31, 1999.

                                                  Carrying   Average
                                                    Value     Yield
                                                    -----     -----

            One year or less ...................   $   160     7.00%
            After one year though five years ...     1,737     6.50
            After five years through ten years .        --       --
            After ten years ....................    39,067     6.70
                                                   -------     ----

            Total ..............................   $40,964     6.69%
                                                   =======

Deposit Activities and Other Sources of Funds

      General. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB of New York may be used as a long-term funding strategy for increased loan origination or the purchase of investment securities.

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

      The following table sets forth an analysis of deposit accounts by type, maturity, and rate at December 31, 1999, 1998 and 1997.

                                                                             At December 31,
                                                                             ---------------
                                                     1999                          1998                           1997
                                                     ----                          ----                           ----
                                                   Weighted                      Weighted                       Weighted
                                                   Average     % of              Average    % of                Average      % of
                                          Amount     Rate     Total     Amount     Rate     Total      Amount     Rate       Total
                                         -------     ----     -----    -------     ----     -----     -------     ----       -----
                                                                         (Dollars in Thousands)
Transactions and savings deposits:

Non-interest bearing                    $  4,600       --%     2.09%     4,398       --%    1.97%    $  3,376       --%       1.70%
Money market accounts                      2,213     2.79      1.00      2,587     2.64     1.16        2,809     2.69        1.42
NOW accounts                              10,314     1.56      4.67      9,995     1.50     4.47        9,696     1.50        4.89
Passbook and statement savings            51,421     3.00     23.32     49,197     3.00    22.03       45,168     3.00       22.77
                                        --------     ----    ------    -------            ------      -------     ----      ------
Total transactions and savings deposits   68,548     2.57     31.08     66,177     2.56    29.63       61,049     2.58       30.78
                                                                                                      -------     ----      ------

Certificate accounts with
remaining maturities of:
6 months or less                          65,281     5.05%    29.60     46,443     5.18    20.80       62,587     5.30       31.55
Over 6 to 12 months                       42,296     5.18     19.18     59,895     5.47    26.83       27,714     5.37       13.97
Over 12 months                            44,408     5.55     20.14     50,755     5.72    22.74       47,013     5.89       23.70
                                        --------     ----    ------    -------     ----   ------      -------     ----      ------
Total certificates                       151,985     5.23     68.92    157,093     5.46    70.37      137,314     5.52       69.22
                                        --------     ----    ------    -------     ----   ------      -------     ----      ------
 Total deposits                         $220,533     4.40%   100.00%   223,270     4.60%  100.00%     198,363     4.62%     100.00%
                                        ========     ====    ======    =======     ====   ======      =======     ====      ======

      Time Deposits by Maturities. The following table sets forth the amount of time deposits in the Bank categorized by rates and maturities at December 31, 1999.

                  December 31, December 31, December 31, December 31,
                      2000         2001         2002         2004         Total
                    --------     --------     --------     --------     --------
                                           (In Thousands)

Less than 4% .....         5     $      3     $     --     $     --            8
4.00-5.99% .......  $ 99,619       39,025        2,853          899     $142,396
6.00-7.99% .......     7,953        1,577           16           35        9,581
                    --------     --------     --------     --------     --------
Total ............  $107,577     $ 40,605     $  2,869     $    934     $151,985
                    ========     ========     ========     ========     ========

      The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1999.

                                                                              Maturity
                                                                              --------
                                                3 Months   Over 3 Months   Over 12 Months    Over
                                                Or Less    to 12 Months     to 36 Months    36 Months     Total
                                                --------      --------       --------       --------    --------
                                                                           (In Thousands)
Certificates of Deposit less than $100,000      $ 31,223      $ 68,109       $ 41,093       $    934    $141,359
Certificates of Deposit of $100,000 or more        2,666         5,579          2,381             --      10,626
                                                --------      --------       --------       --------    --------

Total Certificates of Deposit                   $ 33,889      $ 73,688       $ 43,474       $    934    $151,985
                                                ========      ========       ========       ========    ========

      Deposit Activity. The following table sets forth the deposit activity of the Bank for the periods indicated.

                                                                                At December 31,
                                                                                ---------------
                                                       1999           1998          1997          1996          1995
                                                     ---------      ---------     ---------     ---------     ---------
                                                                                 (In Thousands)
Beginning balance                                    $ 223,270      $ 198,363     $ 184,709     $ 169,842     $ 153,769
                                                     ---------      ---------     ---------     ---------     ---------

Net increase (decrease) before interest credited       (12,167)        15,675         5,283         7,343         6,446
Interest credited                                        9,430          9,232         8,371         7,524         9,627
                                                     ---------      ---------     ---------     ---------     ---------
Net increase (decrease) in deposits                     (2,737)        24,907        13,654        14,867        16,073
                                                     ---------      ---------     ---------     ---------     ---------
Ending balance                                       $ 220,533      $ 223,270     $ 198,363     $ 184,709     $ 169,842
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

      The following table sets forth the maximum month-end balance and average balance of FHLB of New York advances for the periods indicated.

                                            Years Ended December 31,
                                            ------------------------
                               1999       1998       1997       1996       1995
                               ----       ----       ----       ----       ----
                                                 (In Thousands)

Maximum balance:
   FHLB advances              $   --     $   --     $7,500     $  800     $4,200

Average balance:
   FHLB advances              $   --     $   --     $1,663     $   12     $  962

      At December 31, 1999 and 1998, no advances were outstanding from the FHLB of New York.

      The following table sets forth the maximum month-end balance and average balance of Repurchase Agreements with the FHLB of New York for the year ended December 31, 1999.

                                                                  (In Thousands)

Maximum balance:
   FHLB advances                                                   $      24,800
Average balance:
   FHLB advances                                                   $      13,258
Investment Securities underlying agreements at year end:
   Carrying Value                                                  $      35,179
   Fair Value                                                      $      35,074

Employees

      As of December 31, 1999, the Bank had 49 full-time and 2 part-time employee, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

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

      Recent legislation has expanded the qualified thrift lender test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and education loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10% of total assets, plus an additional 10% for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. The Bank satisfied the qualified thrift lender test on December 31, 1999.

      Limitations on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100 percent of its net income during the calendar year, plus its retained net income for the preceding two years. As of September 30, 1999, the Bank was a "well capitalized" institution.

      Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio at December 31, 1999 exceeded the then applicable requirements.

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

      At December 31, 1999, the Bank exceeded all OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of December 31, 1999.

                                                                          To Be Well Capitalized
                                                        For Capital       Under Prompt Corrective
                                   Actual           Adequacy Purposes       Action Provisions
                                   ------           -----------------       -----------------
                             Amount     Ratio(1)    Amount    Ratio(1)        Amount   Ratio(1)
                             ------     --------    ------    --------        ------   --------
As of December 31, 1999:
 Tier I core capital         $26,298     9.38%      $11,213       4%         $14,016      5%
 Tier I risk-based capital    26,298    21.01        11,213       4            7,512      6%
 Total risk-based capital     27,086    21.63        10,015       8           12,519     10%

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

Federal Home Loan Bank System

      The Bank, as a federal association, is required to be a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of December 31, 1999, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

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

      Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 1999, was approximately $586,000.

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

      At December 31, 1999, the Bank's total federal pre-1988 reserve was approximately $3,009,000. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1996. At December 31, 1999, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

ITEM 2. Properties

(a)   Properties

      The following table sets forth certain information regarding the Bank's offices at December 31, 1999.

Location                 Year Opened       Approximate Square Feet    Deposits
--------                 -----------       -----------------------    --------

1410 St. Georges Avenue     1986                   9,200           $65.9 million
Avenel, NJ 07001

1515 Irving Street          1995                   7,300           $41.2 million
Rahway, NJ 07065

225 North Wood Ave.         1977                   1,400           $42.4 million
Linden, NJ 07036

755 State Highway 18        1974                   2,000           $64.7 million
East Brunswick, NJ 08816

1600 Perrineville Rd.       1999                   2,400           $6.5 million
Monroe Township, NJ

      At December 31, 1999, the net book value of the Company's office properties and fixtures, furniture, and equipment and capitalized leases was $
4.87 million.

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

(c)   Description of Real Estate and Operating Data

      Not Applicable. The book value of each of the Bank's properties is less than 10% of the Bank's total consolidated assets at December 31, 1999.

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

ITEM 6. Selected Financial Data

      The selected financial information for the year ended December 31, 1999 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Company

      The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") is incorporated herein by reference.

ITEM 11. Executive Compensation

      The "Proposal I--Election of Directors" section of the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The "Proposal I--Election of Directors" section of the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

      The "Transactions with Certain Related Persons" section of the Company's 2000 Proxy Statement is incorporated herein by reference.

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

            (E)   Consolidated Statements of Stockholder's Equity

            (F)   Consolidated Statements of Cash Flows

            (G)   Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedules

      All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

      (b)   Reports on Form 8-K

      The Company has not filed a Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

      (c)   Exhibits

            3     Federal Stock Charter and Bylaws *

            4 Instruments defining the rights of * security holders, including indentures

            10.1  Form of Employment Agreement *

            10.2  Form of Employee Stock Ownership * Plan


            13    Annual Report to Security Holders 13

            21    Subsidiaries of Registrant 21

            23    Consent of Radics & Co., LLC 23

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

                                       Liberty Bancorp, Inc.


Date: March 27, 2000                   By: /s/ John R. Bowen
                                           ------------------------------------
                                           John R. Bowen
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ John R. Bowen                        By: /s/ Michael J. Widmer
    ----------------------                       -------------------------------
    John R. Bowen                                Michael J. Widmer
    President, Chief Executive Officer and       Executive Vice President, Chief
    Director (Principal Executive Officer)       Financial Officer and Director
                                                 (Principal Financial and
                                                 Accounting Officer)

Date: March 27, 2000                         Date: March 27, 2000


By: /s/ Dr. Neil R. Bryson                   By: /s/ Anthony V. Caruso
    ----------------------                       -------------------------------
     Dr. Neil R. Bryson                          Anthony V. Caruso
     Director                                    Director

Date: March 27, 2000                         Date: March 27, 2000


By: /s/ John W. Fox                          By: /s/ John C. Marsh
    ----------------------                       -------------------------------
    John W. Fox                                 John C. Marsh
    Director                                    Director

Date: March 27, 2000                         Date: March 27, 2000


By: /s/Paul J. McGovern                      By: /s/ Nelson L. Taylor, Jr.
    ----------------------                       -------------------------------
    Paul J. McGovern                            Nelson L. Taylor, Jr.
    Director                                    Director

Date: March 27, 2000                         Date: March 27, 2000

                              LIBERTY BANCORP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                   (With Independent Auditors' Report Thereon)

                                December 31, 1999
                     --------------------------------------

                                      INDEX

                                                                          Page
                                                                          ----

Management Responsibility Statement                                         1

Independent Auditors' Report                                                2

Consolidated Statements of Financial Condition as of December 31, 1999
and 1998                                                                    3

Consolidated Statements of Income
     for the Years Ended December 31, 1999 and 1998                         4

Consolidated Statements of Comprehensive Income
     for the Years Ended December 31, 1999 and 1998                         5

Consolidated Statements of Stockholders' Equity
     for the Years Ended December 31, 1999 and 1998                         6

Consolidated Statements of Cash Flows
     for the Years Ended December 31, 1999 and 1998                       7 - 8

Notes to Consolidated Financial Statements                                9 - 37

All schedules are omitted as the required information is either not applicable or is presented in the consolidated financial statements.