Form 10QSB
period 2000-03-31
LIBERTY BANCORP INC /NJ/
filed 2000-05-15
CIK 1057570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000

                                         OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                         Commission File Number 0-24519

                              LIBERTY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    UNITED STATES OF AMERICA                                   22-3593532
--------------------------------------------------------------------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


1410 St. Georges Avenue, Avenel, New Jersey                      07001
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

      As of April 25, 2000, 3,584,829 common shares, $1.00 par value, were outstanding.

                              LIBERTY BANCORP, INC.

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I              FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Consolidated Statements of Financial Condition
                    as of March 31, 2000 and December 31,
                    1999 (Unaudited)                                          1

                    Consolidated Statements of Income for the
                    Three Months Ended March 31, 2000 and 1999
                    (Unaudited)                                               2

                    Consolidated Statements of Comprehensive
                    Income for the Three Months Ended March 31, 2000
                    and 1999 (Unaudited)                                      3

                    Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 2000 and 1999
                    (Unaudited)                                           4 - 5

                    Notes to Consolidated Financial Statements                6

Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        7 - 10

                    Quantitative and Qualitative Disclosures About
Item 3.             Market Risk                                         11 - 12

PART II             OTHER INFORMATION                                        13

SIGNATURES                                                                   14

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                              March 31,       December 31,
                                                                                2000             1999
                                                                            -------------    -------------
Assets

Cash and amounts due from depository institutions                           $   1,180,928    $   1,563,041
Interest-bearing deposits in other banks                                        2,313,476        2,049,256
                                                                            -------------    -------------

              Total cash and cash equivalents                                   3,494,404        3,612,297

Securities held to maturity                                                    19,477,726       19,468,185
Securities available for sale                                                  46,170,094       48,707,248
Loans receivable                                                              207,411,128      202,031,204
Premises and equipment                                                          5,219,624        4,867,039
Foreclosed real estate                                                             80,222           80,222
Federal Home Loan Bank of New York stock                                        2,355,100        2,355,100
Interest receivable                                                             1,684,170        1,539,332
Other assets                                                                      300,292          608,061
                                                                            -------------    -------------

              Total assets                                                  $ 286,192,760    $ 283,268,688
                                                                            =============    =============

Liabilities and stockholders' equity

Liabilities

Deposits                                                                    $ 218,189,674    $ 220,532,547
Advances from Federal Home Loan Bank of New York                               30,800,000       24,800,000
Capitalized lease obligations                                                   2,594,480        2,596,031
Advance payments by borrowers for taxes and insurance                           2,282,287        2,262,379
Other liabilities                                                                 627,056        1,129,787
                                                                            -------------    -------------

              Total liabilities                                               254,493,497      251,320,744
                                                                            -------------    -------------

Stockholders' equity

Preferred stock; $1.00 par value, 10,000,000 shares
  authorized; issued and outstanding - none                                            --               --
Common stock; $1.00 par value, 20,000,000 shares
  authorized; 3,901,375 shares issued and
  3,589,829 and 3,621,329 shares outstanding at
  March 31, 2000 and December 31, 1999, respectively                            3,901,375        3,901,375
Paid-in-capital                                                                13,783,482       13,796,320
Retained earnings - substantially restricted                                   18,951,344       18,695,283
Unearned Employee Stock Ownership Plan ("ESOP") shares                         (1,210,201)      (1,246,874)
Unearned Recognition Retention Plan ("RRP") Stock                                (395,245)              --
Treasury stock, at cost; 311,546 and 280,046 shares at March 31, 2000 and              --               --
  December 31, 1999, respectively                                              (3,051,665)      (2,849,415)
Accumulated other comprehensive income -
  unrealized (loss) on securities available for sale, net                        (279,827)        (348,745)
                                                                            -------------    -------------

              Total stockholders' equity                                       31,699,263       31,947,944
                                                                            -------------    -------------

              Total liabilities and stockholders' equity                    $ 286,192,760    $ 283,268,688
                                                                            =============    =============

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                          2000          1999
                                                      -----------   -----------
Interest income:
       Loans                                          $ 3,685,139   $ 3,225,955
       Securities held to maturity                        305,610            --
       Securities available for sale                      774,326       836,792
       Other interest-earning assets                       63,598       157,497
                                                      -----------   -----------

              Total interest income                     4,828,673     4,220,244
                                                      -----------   -----------

Interest expense:
       Deposits                                         2,371,665     2,522,887
       Advances                                           406,584            58
       Capitalized lease obligations                       67,159            --
                                                      -----------   -----------

              Total interest expense                    2,845,408     2,522,945
                                                      -----------   -----------

Net interest income                                     1,983,265     1,697,299
Provision for loan losses                                  30,000        15,000
                                                      -----------   -----------

Net interest income after provision for loan losses     1,953,265     1,682,299
                                                      -----------   -----------

Non-interest income:
       Fees and service charges on deposits                41,795        46,398
       Fees and service charges on loans                    5,275         6,046
       Miscellaneous                                       26,505        24,347
                                                      -----------   -----------

              Total non-interest income                    73,575        76,791
                                                      -----------   -----------

Non-interest expenses:
       Salaries and employee benefits                     681,419       570,627
       Net occupancy expense of premises                  192,657       146,721
       Equipment                                          157,628       139,216
       Directors' fees                                     45,799        46,200
       Legal expenses                                      23,218        44,359
       Advertising                                        105,341        78,125
       Federal insurance premium                           11,905        32,203
       (Income) loss from foreclosed real estate               --        (8,265)
       Miscellaneous                                      272,711       219,192
                                                      -----------   -----------

              Total non-interest expenses               1,490,678     1,268,378
                                                      -----------   -----------

Income before income taxes                                536,162       490,712
Income taxes                                              189,567       179,515
                                                      -----------   -----------

Net income                                            $   346,595   $   311,197
                                                      ===========   ===========

Net income per common share - basic/diluted           $      0.10   $      0.09
                                                      ===========   ===========

Weighted average number of
  common shares outstanding - basic/diluted             3,490,174     3,608,368
                                                      ===========   ===========

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                            2000             1999
                                                                       -------------    -------------
Net income                                                             $     346,595    $     311,197
                                                                       -------------    -------------
Other comprehensive income (loss) - unrealized holding gain
  (loss) on securities available for sale, net of
  income taxes (benefit) $40,475 and (165,093), respectively                  68,917         (281,106)
                                                                       -------------    -------------

         Total other comprehensive income (loss)                              68,917         (281,106)
                                                                       -------------    -------------

Comprehensive income                                                   $     415,512    $      30,091
                                                                       =============    =============


See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                            ------------------------------
                                                                                2000             1999
                                                                            -------------    -------------
Cash flows from operating activities:
      Net income                                                                  346,595    $     311,197
      Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                           106,319           59,400
          Amortization of premiums and accretion of discounts, net                 16,969          154,682
          Amortization of deferred loan fees, net                                   9,440           (1,794)
          Provision for loan losses                                                30,000           15,000
          Loss on sale of real estate owned                                            --           (8,265)
          (Increase) decrease in accrued interest receivable                     (144,838)         (58,405)
          Decrease in other assets                                                307,769          148,960
          Amortization of unearned ESOP shares                                     23,835           36,270
          Amortization of RRP shares                                               24,279               --
          (Decrease) in other liabilities                                        (465,983)         (61,931)
                                                                              -----------    -------------

              Net cash provided by operating activities                           254,385          595,114
                                                                              -----------    -------------
Cash flows from investing activities:
      Purchases of securities available for sale                                       --      (21,052,236)
      Principal repayments on securities available for sale                     2,620,037       12,905,282
      Net (increase) in loans receivable                                       (5,419,364)      (1,871,102)
      Proceeds from sale of real estate owned                                          --          113,885
      Net additions to premises and equipment                                    (458,904)         (39,909)
      Purchase of Federal Home Loan Bank of New York stock                             --         (347,600)
                                                                              -----------    -------------

              Net cash (used in) investment activities                         (3,258,231)     (10,291,680)
                                                                              -----------    -------------
Cash flows from financing activities:
      Net (decrease) increase in deposits                                      (2,342,873)         846,815
      Advances from Federal Home Loan Bank of New York                          6,000,000          400,000
      Increase in advance payments by borrowers for taxes and insurance            19,908           66,987
      Repayment of capitalized lease obligations                                   (1,551)              --
      Cash dividends paid                                                         (90,534)         (74,893)
      Purchase of RRP Stock                                                      (496,747)              --
      Purchase of treasury stock                                                 (202,250)      (2,817,228)
                                                                              -----------    -------------

              Net cash provided by financing activities                         2,885,953       (1,578,319)
                                                                              -----------    -------------

Net (decrease) in cash and cash equivalents                                      (117,893)     (11,274,885)
Cash and cash equivalents - beginning                                           3,612,297       13,824,150
                                                                              -----------    -------------

Cash and cash equivalents - ending                                              3,494,404    $   2,549,265
                                                                                =========    =============

See notes to consolidated financial statements.

                          LIBERTY BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2000          1999
                                                   ------------   -------------

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
          Interest                                  $ 2,739,409   $ 2,522,945
                                                    ===========   ===========

          Income taxes                              $   144,686   $   254,523
                                                    ===========   ===========

Supplemental disclosure of noncash activities:
      Net change in unrealized (loss) gain on
       securities available for sale                $    68,918   $  (281,106)
                                                    ===========   ===========

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, representing the consolidation of the financial results of Liberty Bancorp, Inc. (the "Company") and its subsidiary Liberty Bank (the "Bank"), were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

The Company's assets at March 31, 2000 totaled $286.2 million, which represents an increase of $3.0 million or 1.06% as compared with $283.2 million at December 31, 1999. Such increase was largely due to a $6.0 million increase in advances from the Federal Home Loan Bank of New York ("FHLB") offset by a decrease of $2.3 million in deposits.

Cash and cash equivalents decreased by $117,900 or 3.26% to $3.5 million at March 31, 2000, from $3.6 million at December 31, 1999.

Securities available for sale at March 31, 2000 decreased by $2.5 million, or 5.2% to $46.2 million from $48.7 million at December 31, 1999. The decrease during the three months ended March 31, 2000, resulted from principal repayments. There were no purchases of securities available for sale during the period.

Securities held to maturity increased by $10,000.00 due to accretions of discounts during the three month period.

Net loans increased $5.4 million or 2.66% to $207.4 million at March 31, 2000 from $202 million at December 31, 1999. The increase during the three months ended March 31, 2000, resulted primarily from loan originations exceeding loan principal repayments.

Foreclosed real estate amounting to $80,200 and consisting of one property at March 31, 2000 was unchanged from the balance at December 31, 1999.

Deposits at March 31, 2000 decreased $2.3 million or 1.04% to $218.2 million when compared with $220.5 million at December 31, 1999. The decrease in deposits resulted from interest credited of $2.2 million offset by withdrawals of $4.5 million.

Stockholders' equity totaled $31.7 million and $31.9 million at March 31, 2000 and December 31, 1999, respectively. Such decrease was largely due to the repurchase of 31,500 shares of common stock at an average price of $6.42 totaling $202,230 and the payment of dividends partially offset by retained earnings.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2000 and
1999

Net income increased $36,000 or 11.6% to $347,000 for the three months ended March 31, 2000 compared with $311,000 for the same period in 1999. The increase in net income during the 2000 period resulted from increases in net-interest income that were partially offset by an increase in non-interest expense and a decrease in non-interest income.

Interest income on loans increased by $460,000 or 14.3% to $3.7 million during the three months ended March 31, 2000 from $3.2 million during the same period in 1999. The increase during the 2000 period resulted from an increase of $26 million in the average balances of loans outstanding, partially offset by a decrease of three basis points in the yield earned on the loan portfolio.

Interest on securities available for sale, consisting of adjustable rate mortgage-backed securities and Collateralized Mortgage Obligations, decreased by $63,000 to $774,000 during the three months ended March 31, 2000 from $837,000 for the same period in 1999. The decrease during the 2000 period resulted from a $15.2 million decrease in average balances of securities available for sale offset by a 121 basis points increase in the yield earned on such securities. Interest income on securities held to maturity, consisting of short-term government agency bonds, was $306,000 on an average balance of $19.5 million with a yield of 6.28%. There were no securities held to maturity during the same period in 1999.

Interest income on other interest-earning assets decreased by $94,000 during the three months ended March 31, 2000 when compared to same period in 1999. The decrease during the 2000 period resulted from an $6.8 million decrease in the average balance offset by a 65 basis point increase in the yield on this portfolio.

Interest expense on deposits decreased by $151,000 or 5.99% to $2.37 million during the three months ended March 31, 2000 when compared to $2.52 million for the same period in 1999. Such decrease during the 2000 period was attributable to a $6.6 million or 3.00% decrease in average balances of interest bearing deposits outstanding coupled with a 14 basis point decrease in cost of funds. Interest expense on FHLB advances during the quarter ended March 31, 2000 amounted to $407,000 on an average balance of $29 million with an average cost of 5.61%. Interest expense on FHLB advances for the same period in 1999 amounted to $58 on an average balance of $4,000. Interest expense on capitalized leases amounted to $67,000 on average balances of $2.6 million for the three months ended March 31, 2000. There were no such liabilities for the same period in 1999.

Net interest income increased $286,000 or 17% to $1.98 million during the three months ended March 31, 2000 when compared with $1.71 million for the same period in 1999. Such increase was due to an increase in total interest income of $608,000 partially offset by an increase in total interest expense of $322,000. The Bank's net interest rate spread increased 24 basis points to 2.34% for the three months ended March 31, 2000. The yield on interest earning assets increased by 30 basis points which was partially offset by a 6 basis point increase in the cost of interest bearing liabilities.

During the three months ended March 31, 2000 and 1999, the Bank made provisions for loan losses of provided $30,000 and $15,000, respectively. The allowance for loan losses is based on management's evaluation of the risks inherent in its portfolio given due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions.

At March 31, 2000 and 1999, the Bank's non-performing loans which were delinquent ninety days or more totaled $309,000 or 0.11% of total assets and $734,000 or 0.28% of total assets, respectively; all such loans were on non-accrual status.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2000 and 1999 (Cont'd.)

Non-interest income decreased by $3,000 or 4.19% to $74,000 during the three months ended March 31, 2000 when compared to $77,000 during the same period in 1999. The decrease during the three months ended March 31, 2000 resulted primarily from decreases in fees and service charges on deposits of $4,000.

Non-interest expenses increased by $222,000 or 17.5% to $1.49 million during the three months ended March 31, 2000 when compared to the same period in 1999. During the 2000 period salaries and employee benefits expense, occupancy expense, equipment, advertising, and miscellaneous expenses increased by $111,000, $46,000, $18,000, $27,000, and $54,000 respectively. Most of these increases are related to increased marketing and branch expansion of activities. During the same period legal expense, directors' fees and deposit insurance premiums decreased by $21,000, $400, and 20,000 respectively.

Income taxes totaled $190,000 and $179,000 for the three months ended March 31, 2000 and 1999 respectively.

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which the OTS may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity averaged 29.04% during the month of March 2000. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At March 31, 2000, the Bank had short-term outstanding advances of $6,000,000 and securities sold under agreements to repurchase of $24,800,000 from the FHLB.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources  (Cont'd.)

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2000, the Bank has outstanding commitments to originate loans of $6.9 million. Certificates of deposits scheduled to mature in one year or less at March 31, 2000, totaled $98.5 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, each savings institution must maintain tangible capital equal to at least 1.5% of its total adjusted assets, core capital equal to at least 4.0% of its total adjusted assets and total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at March 31, 2000 as compared to the minimum regulatory capital requirements:

                                                                                                  To Be Well
                                                                                                  Capitalized
                                                                                                  Under Prompt
                                                                    Minimum Capital                Corrective
                                            Actual                    Requirements             Actions Provisions
                                   -------------------------    -------------------------   -------------------------
                                      Amount         Ratio         Amount         Ratio        Amount         Ratio
                                   ------------    ---------    ------------   ----------   ------------    ---------
Total Capital
 (to risk-weighted assets)            $ 27,149       21.05%        $ 10,318        8.00%       $ 12,897       10.00%

Tier I Capital
 (to risk-weighted assets)              26,331       20.42%              --          --           7,738        6.00%

Core (Tier 1) Capital
 (to adjusted total assets)             26,331        9.30%          11,328        4.00%         14,160        5.00%

Tangible Capital
 (to adjusted total assets)             26,331        9.30%           4,248        1.50%             --          --

Capability of the Bank's Data Processing Hardware to Accommodate the Year 2000

The Company had developed and implemented a plan to deal with the issues associated with the programming code within the computer systems and related embedded technology with respect to the rollover of the two digit year value to 00 ("Year 2000"). The issue was whether computer systems would properly recognize date sensitive information when the year changed to 2000.

The Company has not experienced any significant issues associated with the Year 2000 problem as a result of the date change to January 1, 2000 or any date subsequent thereto. The incremental costs related to the Year 2000 compliance were approximately $3,000 in 1999 and $100,000 in 1998, respectively. Any additional incremental costs associated with Year 2000 issues are not expected to be material. Management will continue to monitor operations through the year 2000 and although no assurances can be given, it is not expected that any future adverse developments will arise with respect to Year 2000.

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

The Bank has pursued the following strategies to manage interest rate risk: (1) originating one-to-four family adjustable rate mortgage loans, (2) purchasing adjustable rate mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or GNMA, (3) increasing adjustable rate home equity lending and fixed-rate home equity lending with maturities of five years or less, (4) investing in shorter-term securities which generally have lower yields compared to longer term investments, but which better position the Bank to reinvest its assets if market interest rates increase and (5) originating commercial real estate loans with shorter maturities than residential loans.

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

At March 31, 2000, the Bank had adjustable mortgage loans of $41.4 million, or 20% of total loans and $36 million or 78% of securities available for sale in adjustable rate mortgage-backed securities.

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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Net Portfolio Value (Cont'd.)

The following table presents the Bank's NPV at December 31, 1999, the latest information available, as calculated by the OTS, which is based upon quarterly information that the Bank provided voluntarily to the OTS. In the opinion of management, there have been no material changes to the Bank's NPV since December 31, 1999.

             Percentage Change in Net Portfolio Value
-------------------------------------------------------------------
     Changes
    in Market           Projected      Estimated        Amount of
 Interest Rates          Change           NPV             Change
------------------    -------------   -------------    ------------
 (basis points)

            300             (75.00)%         5,864         (17,768)
            200             (48.00)%        12,178         (11,454)
            100             (23.00)%        18,256          (5,376)
             --                 --          23,632              --
           (100)             18.00 %        27,773           4,141
           (200)             31.00 %        30,905           7,273
           (300)             39.00 %        32,865           9,233

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

ITEM 4. Submission of Matters to a Vote of Security Holders

      Not applicable

ITEM 5. Other Information

      On April 19, 2000 the Company declared a quarterly cash dividend of $0.025 per share, to be paid on May 17, 2000, to stockholders of record on May 3, 2000.

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

                                    LIBERTY BANCORP, INC.


Date: May 12, 2000                  By    /s/ John R. Bowen
      ------------------------          -------------------
                                        John R. Bowen
                                        President and Chief Executive Officer


Date: May 12, 2000                  By:   /s/ Michael J. Widmer
      ------------------------          -----------------------
                                        Michael J. Widmer
                                        Executive Vice President and
                                        Chief Financial Officer