Form 10QSB
period 2000-06-30
LIBERTY BANCORP INC /NJ/
filed 2000-08-11
CIK 1057570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2000
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


                         Commission File Number 0-24519
                                                -------

                              LIBERTY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    UNITED STATES OF AMERICA                                   22-3593532
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

1410 St. Georges Avenue, Avenel, New Jersey                       07001
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code      732-499-7200
                                                  ------------------------------

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

      As of July 25, 2000, 3,548,399 common shares, $1.00 par value, were outstanding.

                              LIBERTY BANCORP, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I        FINANCIAL INFORMATION

      Item 1. Financial Statements

                Consolidated Statements of Financial Condition as of
                 June 30, 2000 and December 31, 1999 (Unaudited)            1

                Consolidated Statements of Income for the Six and Three
                 Months Ended June 30, 2000 and 1999 (Unaudited)            2

                Consolidated Statements of Comprehensive Income
                 for the Six and Three Months Ended June 30, 2000
                 and 1999 (Unaudited)                                       3

                Consolidated Statements of Cash Flows for the Six
                Months Ended June 30, 2000 and 1999 (Unaudited)           4 - 5

                Notes to Consolidated Financial Statements                  6


      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7 - 12

      Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                               13 - 14

PART II       OTHER INFORMATION                                            15

SIGNATURES                                                                 16

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                               June 30,          December 31,
                                                                                 2000                1999
                                                                             -------------      -------------
Assets

Cash and amounts due from depository institutions                            $   1,243,866      $   1,563,041
Interest-bearing deposits in other banks                                         2,371,576          2,049,256
                                                                             -------------      -------------

              Total cash and cash equivalents                                    3,615,442          3,612,297

Securities held to maturity                                                     19,481,256         19,468,185
Securities available for sale                                                   43,592,673         48,707,248
Loans receivable                                                               211,687,906        202,031,204
Premises and equipment                                                           5,168,911          4,867,039
Foreclosed real estate                                                              80,222             80,222
Federal Home Loan Bank of New York stock                                         2,355,100          2,355,100
Interest receivable                                                              1,673,945          1,539,332
Other assets                                                                       559,354            608,061
                                                                             -------------      -------------

              Total assets                                                   $ 288,214,809      $ 283,268,688
                                                                             =============      =============

Liabilities and stockholders' equity
Liabilities

Deposits                                                                     $ 211,968,418      $ 220,532,547
Advances from Federal Home Loan Bank of New York                                39,200,000         24,800,000
Capitalized lease obligations                                                    2,592,303          2,596,031
Advance payments by borrowers for taxes and insurance                            2,386,698          2,262,379
Other liabilities                                                                  390,957          1,129,787
                                                                             -------------      -------------

              Total liabilities                                                256,538,376        251,320,744
                                                                             -------------      -------------

Stockholders' equity

Preferred stock; $1.00 par value, 10,000,000 shares
  authorized; issued and outstanding - none                                             --                 --
Common stock; $1.00 par value, 20,000,000 shares
  authorized; 3,901,375 shares issued and
  3,548,399 and 3,621,329 shares outstanding at
  June 30, 2000 and December 31, 1999, respectively                              3,901,375          3,901,375
Paid-in-capital                                                                 13,770,646         13,796,320
Retained earnings - substantially restricted                                    19,146,452         18,695,283
Unearned Employee Stock Ownership Plan ("ESOP") shares                          (1,173,528)        (1,246,874)
Unearned Recognition Retention Plan ("RRP") Stock                                 (371,245)                --
Treasury stock, at cost; 352,976 and 280,046 shares at June 30, 2000 and                --                 --
  December 31, 1999, respectively                                               (3,335,942)        (2,849,415)
Accumulated other comprehensive income -
  unrealized (loss) on securities available for sale, net                         (261,325)          (348,745)
                                                                             -------------      -------------

              Total stockholders' equity                                        31,676,433         31,947,944
                                                                             -------------      -------------

              Total liabilities and stockholders' equity                     $ 288,214,809      $ 283,268,688
                                                                             =============      =============

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Six Months Ended               Three Months Ended
                                                                  June 30,                        June 30,
                                                        ---------------------------      ---------------------------
                                                           2000            1999             2000             1999
                                                        -----------     -----------      -----------     -----------
Interest income:
   Loans                                                $ 7,494,496     $ 6,549,096      $ 3,809,357     $ 3,323,141
   Securities held to maturity                              605,211         298,319          299,601     $   298,319
   Securities available for sale                          1,513,303       1,747,058          738,978         910,266
   Other interest-earning assets                            123,266         220,789           59,668          63,292
                                                        -----------     -----------      -----------     -----------

          Total interest income                           9,736,276       8,815,262        4,907,604       4,595,018
                                                        -----------     -----------      -----------     -----------

Interest expense:
   Deposits                                               4,753,773       5,017,310        2,382,109       2,494,423
   Advances                                                 943,727         218,756          537,143         218,698
   Capitalized lease obligations                            134,303          89,469           67,144          89,469
                                                        -----------     -----------      -----------     -----------

       Total interest expense                             5,831,803       5,325,535        2,986,396       2,802,590
                                                        -----------     -----------      -----------     -----------

Net interest income                                       3,904,473       3,489,727        1,921,208       1,792,428
Provision for loan losses                                    60,000          30,000           30,000          15,000
                                                        -----------     -----------      -----------     -----------

Net interest income after provision for loan losses       3,844,473       3,459,727        1,891,208       1,777,428
                                                        -----------     -----------      -----------     -----------

Non-interest income:
   Fees and service charges on deposits                      88,544          94,637           46,748          48,239
   Fees and service charges on loans                         21,689          39,188           16,414          33,142
   Gain on sale of assets                                        --          15,625               --          15,625
   Miscellaneous                                             69,312          53,653           42,807          29,306
                                                        -----------     -----------      -----------     -----------

       Total non-interest income                            179,545         203,103          105,969         126,312
                                                        -----------     -----------      -----------     -----------

Non-interest expenses:
   Salaries and employee benefits                         1,363,892       1,128,114          682,473         557,487
   Net occupancy expense of premises                        401,216         301,488          208,559         154,767
   Equipment                                                319,841         274,380          162,213         135,164
   Directors' fees                                           88,033          93,500           42,234          47,300
   Legal expenses                                            57,864          82,253           34,646          37,894
   Advertising                                              215,671         156,250          110,330          78,125
   Federal insurance premium                                 23,448          65,017           11,543          32,814
   (Income) from foreclosed real estate                          --          (8,265)              --              --
   Miscellaneous                                            566,007         582,093          293,296         362,901
                                                        -----------     -----------      -----------     -----------

       Total non-interest expenses                        3,035,972       2,674,830        1,545,294       1,406,452
                                                        -----------     -----------      -----------     -----------

Income before income taxes                                  988,046         988,000          451,883         497,288
Income taxes                                                356,924         377,247          167,357         197,732
                                                        -----------     -----------      -----------     -----------

Net income                                              $   631,122     $   610,753      $   284,526     $   299,556
                                                        -----------     -----------      -----------     -----------

Net income per common share - basic/diluted             $      0.18     $      0.17      $      0.08     $      0.08
                                                        -----------     -----------      -----------     -----------

Weighted average number of
  common shares outstanding - basic/diluted               3,470,719       3,691,028        3,450,979       3,628,162
                                                        ===========     ===========      ===========     ===========

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                   Six Months Ended            Three Months Ended
                                                                       June 30,                      June 30,
                                                                -----------------------      -----------------------
                                                                  2000           1999           2000          1999
                                                                ---------     ---------      ---------     ---------
Net income                                                      $ 631,122     $ 610,753      $ 284,526     $ 299,556
                                                                ---------     ---------      ---------     ---------

Other comprehensive income (loss) - unrealized holding gain
  (loss) on securities available for sale, net of
  income taxes (benefit)                                           87,420      (714,511)        18,502      (433,405)
                                                                ---------     ---------      ---------     ---------

         Total other comprehensive income (loss)                   87,420      (714,511)        18,502      (433,405)
                                                                ---------     ---------      ---------     ---------

Comprehensive income (loss)                                     $ 718,542     $(103,758)     $ 303,028     $(133,849)
                                                                =========     =========      =========     =========

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months Ended June 30,
                                                                         ------------------------------
                                                                             2000              1999
                                                                         ------------      ------------
Cash flows from operating activities:
   Net income                                                            $    631,122      $    610,753
   Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                                          228,639           178,812
       Amortization of premiums and accretion of discounts, net                46,628           237,729
       Amortization of deferred loan fees, net                                 23,330            21,755
       Provision for loan losses                                               60,000            30,000
       Loss on sale of real estate owned                                           --            (8,265)
       (Increase) in accrued interest receivable                             (134,613)         (386,799)
       (Increase) Decrease in other assets                                     (2,635)           52,627
       Amortization of unearned ESOP shares                                    47,672            72,943
       Amortization of RRP shares                                             125,502                --
       (Decrease) in other liabilities                                       (738,830)          201,942
                                                                         ------------      ------------

           Net cash provided by operating activities                          286,815         1,011,497
                                                                         ------------      ------------
Cash flows from investing activities:
   Purchases of securities held to maturity                                        --       (19,421,865)
   Purchases of securities available for sale                                      --       (18,984,641)
   Principal repayments on securities available for sale                    5,193,638        21,321,140
   Net (increase) in loans receivable                                      (9,740,032)      (10,416,326)
   Proceeds from sale of real estate owned                                         --           113,885
   Net additions to premises and equipment                                   (530,511)         (204,346)
   Purchase of Federal Home Loan Bank of New York stock                            --          (347,600)
                                                                         ------------      ------------

           Net cash (used in) investing activities                         (5,076,905)      (27,929,803)
                                                                         ------------      ------------
Cash flows from financing activities:
   Net (decrease) increase in deposits                                     (8,564,129)        1,348,197
   Advances from Federal Home Loan Bank of New York                        14,400,000        18,000,000
   Increase in advance payments by borrowers for taxes and insurance          124,319           158,648
   Repayment of capitalized lease obligations                                  (3,728)           (1,544)
   Purchase of RRP Stock                                                     (496,747)               --
   Cash dividends paid                                                       (179,953)         (106,066)
   Purchase of treasury stock                                                (486,527)       (2,817,228)
                                                                         ------------      ------------

           Net cash provided by financing activities                        4,793,235        16,582,007
                                                                         ------------      ------------

Net increase (decrease) in cash and cash equivalents                            3,145       (10,346,299)
Cash and cash equivalents - beginning                                       3,612,297        13,824,150
                                                                         ------------      ------------

Cash and cash equivalents - ending                                       $  3,615,442      $  3,477,851
                                                                         ============      ============

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                   ----------------------------
                                                       2000             1999
                                                   -----------      -----------

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Interest                                   $ 5,855,014      $ 5,117,385
                                                   -----------      -----------

        Income taxes                               $   479,686      $   441,523
                                                   -----------      -----------

Supplemental disclosure of noncash activities:
   Unrealized gain (loss) on
    securities available for sale                  $   138,762      $(1,134,145)

   Deferred income taxes (Benefit)                     (51,342)         419,634
                                                   -----------      -----------

   Net Non-Cash Activities                         $    87,420      $  (714,511)
                                                   ===========      ===========
   Property Acquired under Capital Leases          $       -0-      $ 2,600,000
                                                   ===========      ===========

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, representing the consolidation of the financial results of Liberty Bancorp, Inc. (the "Company") and its subsidiary Liberty Bank (the "Bank"), were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options or other contracts to issue common stock, if dilutive, using the treasury stock method.

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

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

The Company's assets at June 30, 2000 totaled $288.2 million, which represents an increase of $4.9 million or 1.73% as compared with $283.2 million at December 31, 1999. Such increase was largely funded by a $14.4 million increase in advances from the Federal Home Loan Bank of New York ("FHLB") offset by a decrease of $8.5 million in deposits.

Cash and cash equivalents showed no change at June 30, 2000 from December 31, 1999, with balances at $3.6 million.

Securities available for sale at June 30, 2000 decreased by $5.1 million, or 10.5% to $43.6 million from $48.7 million at December 31, 1999. The decrease during the six months ended June 30, 2000, resulted primarily from principal repayments. There were no purchases of securities available for sale during the period.

Securities held to maturity increased by $13,000 due to accretions of discounts during the six month period.

Net loans increased $9.7 million or 4.8% to $211.7 million at March 31, 2000 from $202 million at December 31, 1999. The increase during the six months ended June 30, 2000, resulted primarily from loan originations exceeding loan principal repayments.

Foreclosed real estate amounting to $80,000 and consisting of one property at June 30, 2000 was unchanged from the balance at December 31, 1999.

Deposits at June 30, 2000 decreased $8.5 million or 3.90% to $212.0 million when compared with $220.5 million at December 31, 1999. The decrease in deposits resulted from interest credited of $4.6 million offset by net withdrawals of $13.1 million.

Stockholders' equity totaled $31.7 million and $31.9 million at June 30, 2000 and December 31, 1999, respectively. Such decrease was largely due to the repurchase of 72,930 shares of common stock at an average price of $6.67 totaling $486,527 and the payment of dividends partially offset by net income.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2000 and
1999

Net income decreased $15,000 or 5.0% to $285,000 for the three months ended June 30, 2000 compared with $300,000 for the same period in 1999. The decrease in net income during the 2000 period resulted primarily from an increase in non-interest expense and a decrease in non-interest income that were partially offset by an increase in net-interest income.

Interest income on loans increased by $486,000 or 14.6% to $3.8 million during the three months ended June 30, 2000 from $3.3 million during the same period in 1999. The increase during the 2000 period resulted from an increase of $23.8 million in the average balances of loans outstanding and a 12 basis point increase in the yield earned on the loan portfolio.

Interest on securities available for sale, consisting of adjustable rate mortgage-backed securities and Collateralized Mortgage Obligations, decreased by $171,000 to $739,000 during the three months ended June 30, 2000 from $910,000 for the same period in 1999. The decrease during the 2000 period resulted from a $17.7 million decrease in average balances of securities available for sale, partially offset by an 80 basis point increase in the yield earned on such securities.

Interest on securities held to maturity, consisting of short-term and mid-term government agency bonds, increased by $2,000 to $300,000 during the three months ended June 30, 2000 from $298,000 for the same period in 1999. The increase during the 2000 period resulted from a $1.0 million increase in average balances of securities held to maturity offset by a 30 basis point decrease in the yield earned on such securities.

Interest income on other interest-earning assets decreased by $4,000 during the three months ended June 30, 2000 when compared to same period in 1999. The decrease during the 2000 period resulted from a $1.1 million decrease in the average balance offset by a 115 basis point increase in the yield on this portfolio.

Interest expense on deposits decreased by $113,000 or 4.5% to $2.38 million during the three months ended June 30, 2000 when compared to $2.49 million for the same period in 1999. Such decrease during the 2000 period was attributable to a $12.8 million or 5.8% decrease in average balances of interest bearing deposits outstanding partially offset by a 6 basis point increase in cost of funds. Interest expense on FHLB advances and other borrowings increased by $296,000 or 96.1% to $604,000 during the three months ended June 30, 2000 when compared to $308,000 for the same period in 1999. The increase during the 2000 period was attributable to a $17 million or 80.5% increase in average balances of FHLB advances and other borrowings outstanding coupled with a 50 basis point increase in cost of such liabilities.

Net interest income increased $129,000 or 7.2% to $1.92 million during the three months ended June 30, 2000 when compared with $1.79 million for the same period in 1999. Such increase was due to an increase in total interest income of $313,000 partially offset by an increase in total interest expense of $184,000. The net interest rate spread increased 9 basis points to 2.22% for the three months ended June 30, 2000. The yield on interest earning assets increased by 31 basis points which was partially offset by a 22 basis point increase in the cost of interest bearing liabilities.

During the three months ended June 30, 2000 and 1999, the Bank made provisions for loan losses of $30,000 and $15,000, respectively. The allowance for loan losses is based on management's evaluation of the risks inherent in the Bank's portfolio given due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2000 and 1999 (Cont'd.)

At June 30, 2000 and 1999, the Bank's non-performing loans which were delinquent ninety days or more totaled $318,000 or 0.11% of total assets and $625,000 or 0.22% of total assets, respectively; all such loans were on non-accrual status.

Non-interest income decreased by $20,000 or 16.1% to $106,000 during the three months ended June 30, 2000 when compared to $126,000 during the same period in 1999. The decrease during the three months ended June 30, 2000 resulted primarily from decreases in fees and service charges on loans and gain on sale of assets of $17,000 and $16,000, respectively, partially offset by an increase in miscellaneous income of $14,000.

Non-interest expenses increased by $139,000 or 9.9% to $1.55 million during the three months ended June 30, 2000 when compared to the same period in 1999. During the 2000 period salaries and employee benefits expense, occupancy expense, equipment, and advertising expenses increased by $125,000, $54,000, $27,000, and $32,000 respectively. Most of these increases are related to increased marketing expenses and activities related to the branch expansion plan. During the same period directors' fees, legal expense, deposit insurance premiums and miscellaneous expenses decreased by $5,000, $3,000, $21,000 and $70,000 respectively.

Income taxes totaled $167,000 and $198,000 for the three months ended June 30, 2000 and 1999 respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999

Net income increased $20,000 or 3.3% to $631,000 for the six months ended June 30, 2000 compared with $611,000 for the same period in 1999. The increase in net income during the 2000 period resulted primarily from increases in net-interest income partially offset by an increase in non-interest expense and a decrease in non-interest income.

Interest income on loans increased by $945,000 or 14.4% to $7.5 million during the six months ended June 30, 2000 from $6.5 million during the same period in 1999. The increase during the 2000 period resulted from an increase of $24.9 million in the average balances of loans outstanding and a five basis point increase in the yield earned on the loan portfolio.

Interest on securities available for sale, consisting of adjustable rate mortgage-backed securities and Collateralized Mortgage Obligations, decreased by $234,000 to $1.5 million during the six months ended June 30, 2000 from $1.7 million for the same period in 1999. The decrease during the 2000 period resulted from a $18.2 million decrease in average balances of securities available for sale offset by a 115 basis points increase in the yield earned on such securities.

Interest on securities held to maturity, consisting of short-term and mid-term government agency bonds, increased by $307,000 to $605,000 during the six months ended June 30, 2000 from $298,000 for the same period in 1999. The increase during the 2000 period resulted from a $9.9 million increase in average balances of securities held to maturity partially offset by a 3 basis points decrease in the yield earned on such securities.

Interest income on other interest-earning assets decreased by $98,000 during the six months ended June 30, 2000 when compared to same period in 1999. The decrease during the 2000 period resulted from a $2.7 million decrease in the average balance combined with a 27 basis point increase in the yield on this portfolio.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999 (Cont'd.)

Interest expense on deposits decreased by $263,000 or 5.2% to $4.75 million during the six months ended June 30, 2000 when compared to $5.0 million for the same period in 1999. Such decrease during the 2000 period was attributable to a $9.7 million or 4.4% decrease in average balances of interest bearing deposits outstanding combined with a 4 basis point decrease in cost of funds.

Interest expense on FHLB advances and other borrowings increased by $770,000 or 250% to $1.08 million during the six months ended June 30, 2000 when compared to $308,000 for the same period in 1999. Such increase during the 2000 period was attributable to a $24.2 million or 228% increase in average balances of FHLB advances and other borrowings outstanding coupled with a 39 basis point increase in cost of such liabilities.

Net interest income increased $415,000 or 11.9% to $3.9 million during the six months ended June 30, 2000 when compared with $3.49 million for the same period in 1999. Such increase was due to an increase in total interest income of $921,000 partially offset by an increase in total interest expense of $506,000. The net interest rate spread increased 19 basis points to 2.28% for the six months ended June 30, 2000. The yield on interest earning assets increased by 33 basis points which was partially offset by a 14 basis point increase in the cost of interest bearing liabilities.

During the six months ended June 30, 2000 and 1999, the Bank made provisions for loan losses of provided $60,000 and $30,000, respectively. The allowance for loan losses is based on management's evaluation of the risks inherent in the Bank's portfolio given due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions.

At June 30, 2000 and 1999, the Bank's non-performing loans which were delinquent ninety days or more totaled $318,000 or 0.11% of total assets and $625,000 or 0.22% of total assets, respectively; all such loans were on non-accrual status.

Non-interest income decreased by $23,000 or 11.6% to $180,000 during the six months ended June 30, 2000 when compared to $203,000 during the same period in 1999. The decrease during the six months ended June 30, 2000 resulted primarily from decreases in fees and service charges on deposits and loans and gain on sale of assets of $6,000, $17,000 and $16,000, respectively, partially offset by an increase in miscellaneous income of $16,000.

Non-interest expenses increased by $361,000 or 13.5% to $3.0 million during the six months ended June 30, 2000 when compared to the same period in 1999. During the 2000 period salaries and employee benefits expense, occupancy expense, equipment, and advertising expenses increased by $236,000, $100,000, $45,000, and $59,000 respectively. Most of these increases are related to increased marketing activites and activities related to the branch expansion plans. During the same period directors' fees, legal expense, deposit insurance premiums and miscellaneous expenses decreased by $5,000, $24,000, $42,000 and $16,000 respectively.

Income taxes totaled $357,000 and $377,000 for the six months ended June 30, 2000 and 1999 respectively.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations. The requirement, which the OTS may vary from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity averaged 27.97% during the month of June 2000. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At June 30, 2000, the Bank had short-term outstanding advances of $7,400,000 and securities sold under agreements to repurchase of $31,800,000 from the FHLB.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2000, the Bank has outstanding commitments to originate loans of $12.1 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2000, totaled $92.6 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, each savings institution must maintain tangible capital equal to at least 1.5% of its total adjusted assets, core capital equal to at least 4.0% of its total adjusted assets and total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at June 30, 2000 as compared to the minimum regulatory capital requirements:

                                                                                             To Be Well
                                                                                             Capitalized
                                                                                             Under Prompt
                                                                   Minimum Capital            Corrective
                                             Actual                  Requirements          Actions Provisions
                                      --------------------       -------------------      --------------------
                                       Amount        Ratio       Amount        Ratio      Amount         Ratio
                                      -------        -----       -------       -----      -------        -----
      Total Capital
       (to risk-weighted assets)      $27,525        20.79%      $10,594        8.00%     $13,241        10.00%

      Tier I Capital
       (to risk-weighted assets)       26,687        20.15%           --          --        7,947         6.00%

      Core (Tier 1) Capital
       (to adjusted total assets)      26,687         9.35%       11,417        4.00%      14,271         5.00%

      Tangible Capital
       (to adjusted total assets)      26,687         9.35%        4,281        1.50%          --           --

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

Supervisory Examination

The OTS and the Federal Deposit Insurance Corporation ("FDIC") as part of their regulatory oversight of the thrift industry periodically examine the Bank's financial statements. As a result of these examinations, the regulators can direct that the Bank make adjustments to its financial statements based on their findings.

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

At June 30, 2000, the Bank had adjustable rate mortgage loans of $41.9 million, or 19.8% of total loans and $33.7 million or 77% of securities available for sale in adjustable rate mortgage-backed securities.

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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Net Portfolio Value (Cont'd.)

The following table presents the Bank's NPV at March 31, 2000, the latest information available, as calculated by the OTS, which is based upon quarterly information that the Bank provided voluntarily to the OTS. In the opinion of management, there have been no material changes to the Bank's NPV since March 31, 2000.

                    Percentage Change in Net Portfolio Value
        --------------------------------------------------------------
             Changes
            in Market        Projected      Estimated        Amount of
         Interest Rates       Change           NPV             Change
        ---------------      ---------      ---------        ---------
         (basis points)                   ($ in 000's)     ($ in 000's)

                   300          (79.00)%        4,961         (18,930)
                   200          (53.00)%       11,340         (12,551)
                   100          (26.00)%       17,740          (6,151)
                    --              --         23,891              --
                  (100)          22.00 %       29,166           5,275
                  (200)          36.00 %       32,462           8,571
                  (300)          46.00 %       34,765          10,874

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

ITEM 4. Submission of Matters to a Vote of Security Holders

      Not applicable

ITEM 5. Other Information

      On July 19, 2000 the Company declared a quarterly cash dividend of $0.025 per share, to be paid on August 16, 2000, to stockholders of record on August 2, 2000.

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

      11. Computation of earnings per common share.
      27. EDGAR Financial Data Schedule

      (b) Reports on Form 8-K:

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIBERTY BANCORP, INC.


Date: August 11, 2000                   By     /s/ John R. Bowen
      ----------------                     -------------------------------------
                                           John R. Bowen
                                           President and Chief Executive Officer


Date: August 11, 2000                   By:    /s/ Michael J. Widmer
      ----------------                     -------------------------------------
                                           Michael J. Widmer
                                           Executive Vice President and
                                           Chief Financial Officer