Form 10QSB
period 2000-09-30
LIBERTY BANCORP INC /NJ/
filed 2000-11-13
CIK 1057570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                    September 30, 2000
                                         ---------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                         to
                               ---------------------       ---------------------

                         Commission File Number 0-24519

                              LIBERTY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   UNITED STATES OF AMERICA                                     22-3593532
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

1410 St. Georges Avenue, Avenel, New Jersey                               07001
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code            732-499-7200
                                                       -------------------------

      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1) Yes X    No
                                                 ---      ---
                                          (2) Yes X    No
                                                 ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of October 23, 2000, 3,548,399 common shares, $1.00 par value, were outstanding.

                              LIBERTY BANCORP, INC.

                                      INDEX

                                                                                                     Page
                                                                                                    Number
                                                                                                 -----------

PART I                        FINANCIAL INFORMATION

          Item 1.    Financial Statements

                         Consolidated Statements of Financial Condition as of
                           September 30, 2000 and December 31, 1999 (Unaudited)                         1

                         Consolidated Statements of Income for the Nine and Three
                           Months Ended September 30, 2000 and 1999 (Unaudited)                         2

                         Consolidated Statements of Comprehensive Income
                           for the Nine and Three Months Ended September 30, 2000
                           and 1999 (Unaudited)                                                         3

                         Consolidated Statements of Cash Flows for the Nine
                           Months Ended September 30, 2000 and 1999 (Unaudited)                       4 - 5

                         Notes to Consolidated Financial Statements                                     6

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                    7 - 12

          Item 3.    Quantitative and Qualitative Disclosures About Market Risk                      13 - 14

PART II              OTHER INFORMATION                                                                  15

SIGNATURES                                                                                              16

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                                  September 30,         December 31,
                                                                                                      2000                  1999
                                                                                                 -------------        -------------
Assets

Cash and amounts due from depository institutions                                                $   1,284,186        $   1,563,041
Interest-bearing deposits in other banks                                                             2,272,414            2,049,256
                                                                                                 -------------        -------------

              Total cash and cash equivalents                                                        3,556,600            3,612,297

Securities held to maturity                                                                         19,482,939           19,468,185
Securities available for sale                                                                       41,144,146           48,707,248
Loans receivable                                                                                   218,090,084          202,031,204
Premises and equipment                                                                               5,065,045            4,867,039
Foreclosed real estate                                                                                  80,222               80,222
Federal Home Loan Bank of New York stock                                                             2,355,100            2,355,100
Interest receivable                                                                                  1,896,277            1,539,332
Other assets                                                                                         1,173,883              608,061
                                                                                                 -------------        -------------

              Total assets                                                                       $ 292,844,296        $ 283,268,688
                                                                                                 =============        =============

Liabilities and stockholders' equity
Liabilities

Deposits                                                                                         $ 213,374,251        $ 220,532,547
Securities sold under agreements to repurchase                                                   $  31,700,000           24,800,000
Advances from Federal Home Loan Bank of New York                                                    10,400,000                    0
Capitalized lease obligations                                                                        2,590,066            2,596,031
Advance payments by borrowers for taxes and insurance                                                2,287,184            2,262,379
Other liabilities                                                                                      356,189            1,129,787
                                                                                                 -------------        -------------

              Total liabilities                                                                    260,707,690          251,320,744
                                                                                                 -------------        -------------

Stockholders' equity

Preferred stock; $1.00 par value, 10,000,000 shares
  authorized; issued and outstanding - none                                                                 --                   --
Common stock; $1.00 par value, 20,000,000 shares
  authorized; 3,901,375 shares issued and
  3,548,399 and 3,621,329 shares outstanding at
  September 30, 2000 and December 31, 1999, respectively                                             3,901,375            3,901,375
Paid-in-capital                                                                                     13,766,369           13,796,320
Retained earnings - substantially restricted                                                        19,406,633           18,695,283
Unearned Employee Stock Ownership Plan ("ESOP") shares                                              (1,140,370)          (1,246,874)
Unearned Recognition Retention Plan ("RRP") Stock                                                     (347,245)                  --
Treasury stock, at cost; 352,976 and 280,046 shares at September 30, 2000 and                               --                   --
  December 31, 1999, respectively                                                                   (3,335,943)          (2,849,415)
Accumulated other comprehensive income -
  unrealized (loss) on securities available for sale, net                                             (114,213)            (348,745)
                                                                                                 -------------        -------------

              Total stockholders' equity                                                            32,136,606           31,947,944
                                                                                                 -------------        -------------

              Total liabilities and stockholders' equity                                         $ 292,844,296        $ 283,268,688
                                                                                                 =============        =============

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Nine Months Ended                        Three Months Ended
                                                                    September 30,                            September 30,
                                                         ----------------------------------        --------------------------------
                                                            2000                  1999                 2000                1999
                                                         -----------          ------------         -----------         ------------
Interest income:
       Loans                                             $11,440,184          $ 10,023,561         $ 3,945,688         $ 3,474,465
       Securities held to maturity                           902,963               611,122             297,752         $   312,803
       Securities available for sale                       2,240,342             2,576,170             727,039             829,112
       Other interest-earning assets                         187,353               280,633              64,088              59,844
                                                         -----------          ------------         -----------         -----------

              Total interest income                       14,770,842            13,491,486           5,034,567           4,676,224
                                                         -----------          ------------         -----------         -----------

Interest expense:
       Deposits                                            7,175,245             7,502,904           2,421,472           2,485,594
       Borrowings                                          1,617,782               469,370             674,054             250,615
       Capitalized lease obligations                         201,413               156,592              67,110              67,123
                                                         -----------          ------------         -----------         -----------

              Total interest expense                       8,994,440             8,128,866           3,162,636           2,803,332
                                                         -----------          ------------         -----------         -----------

Net interest income                                        5,776,402             5,362,620           1,871,931           1,872,892
Provision for loan losses                                     90,000                45,000              30,000              15,000
                                                         -----------          ------------         -----------         -----------

Net interest income after provision for loan losses        5,686,402             5,317,620           1,841,931           1,857,892
                                                         -----------          ------------         -----------         -----------

Non-interest income:
       Fees and service charges on deposits                  148,700               141,794              60,157              47,157
       Fees and service charges on loans                      30,583                71,136               8,894              31,948
       Gain on sale of assets                                     --                15,625                  --                  --
       Miscellaneous                                         115,769                86,309              46,457              32,656
                                                         -----------          ------------         -----------         -----------

              Total non-interest income                      295,052               314,864             115,508             111,761
                                                         -----------          ------------         -----------         -----------

Non-interest expenses:
       Salaries and employee benefits                      2,023,163             1,845,988             659,269             654,373
       Net occupancy expense of premises                     616,188               464,954             214,972             163,467
       Equipment                                             489,347               423,319             169,506             148,939
       Directors' fees                                       131,000               137,088              42,967              43,588
       Legal expenses                                         82,380               101,102              24,517              18,852
       Advertising                                           321,600               251,892             105,929              95,642
       Federal insurance premium                              34,762                97,548              11,314              32,531
       (Income) loss from foreclosed real estate                 241                (8,265)                241                  --
       Miscellaneous                                         824,294               766,438             258,287             247,842
                                                         -----------          ------------         -----------         -----------

              Total non-interest expenses                  4,522,975             4,080,064           1,487,002           1,405,234
                                                         -----------          ------------         -----------         -----------

Income before income taxes                                 1,458,479             1,552,420             470,437             564,419
Income taxes                                                 530,229               571,841             173,305             194,595
                                                         -----------          ------------         -----------         -----------

Net income                                               $   928,250          $    980,579         $   297,132         $   369,824
                                                         ===========          ============         ===========         ===========

Net income per common share - basic/diluted              $      0.27          $       0.27         $      0.09         $      0.11
                                                         -----------          ------------         -----------         -----------

Weighted average number of
  common shares outstanding - basic/diluted                3,457,863             3,584,719           3,432,293           3,496,738
                                                         ===========          ============         ===========         ===========

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                           Nine Months Ended                Three Months Ended
                                                                              September 30,                    September 30,
                                                                     -----------------------------        -------------------------
                                                                         2000              1999             2000             1999
                                                                     -----------         ---------        ---------        ---------
Net income                                                           $   928,250         $ 980,579        $ 297,132        $ 369,824
                                                                     -----------         ---------        ---------        ---------

Other comprehensive income (loss) - unrealized holding gain
  (loss) on securities available for sale, net of
  income taxes (benefit)                                                 234,532          (682,842)         147,112           31,669
                                                                     -----------         ---------        ---------        ---------

         Total other comprehensive income (loss)                         234,532          (682,842)         147,112           31,669
                                                                     -----------         ---------        ---------        ---------

Comprehensive income (loss)                                          $ 1,162,782         $ 297,737        $ 444,244        $ 401,493
                                                                     ===========         =========        =========        =========


                See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                              2000           1999
                                                                          ------------    ------------
Cash flows from operating activities:
      Net income                                                          $    928,250    $    980,579
                                                                          ------------    ------------
      Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                        344,424         281,558
          Amortization of premiums and accretion of discounts, net             113,832         284,723
          Amortization of deferred loan fees, net                               23,179          29,188
          Provision for loan losses                                             90,000          45,000
          Loss on sale of real estate owned                                         --          (8,265)
          (Increase) decrease in accrued interest receivable                  (356,945)       (391,142)
          (Increase) decrease in other assets                                 (703,562)         55,174
          Amortization of unearned ESOP shares                                  76,553         109,616
          Amortization of RRP shares                                           149,502              --
          (Decrease) in other liabilities                                     (773,598)        597,527
                                                                          ------------    ------------

              Net cash provided by operating activities                       (108,365)      1,983,958
                                                                          ------------    ------------
Cash flows from investing activities:
      Purchases of securities held to maturity                                      --     (19,421,865)
      Purchases of securities available for sale                                    --     (18,984,641)
      Principal repayments on securities available for sale                  7,806,788      27,149,775
      Net (increase) in loans receivable                                   (16,172,059)    (19,099,177)
      Proceeds from sale of real estate owned                                       --         113,885
      Net additions to premises and equipment                                 (542,430)     (2,914,343)
      Purchase of Federal Home Loan Bank of New York stock                          --        (347,600)
                                                                          ------------    ------------

              Net cash (used in) investing activities                       (8,907,701)    (33,503,966)
                                                                          ------------    ------------
Cash flows from financing activities:
      Net (decrease) increase in deposits                                   (7,158,296)        666,814
      Advances from Federal Home Loan Bank of New York                      10,400,000       2,300,000
      Proceeds from securities sold under agreements to repurchase           6,900,000      18,300,000
      Increase in advance payments by borrowers for taxes and insurance         24,805         154,933
      Capitalized Lease Obligations                                                          2,600,000
      Repayment of capitalized lease obligations                                (5,965)         (2,740)
      Purchase of RRP Stock                                                   (496,747)             --
      Cash dividends paid                                                     (216,900)       (137,238)
      Purchase of treasury stock                                              (486,528)     (2,817,228)
                                                                          ------------    ------------

              Net cash provided by financing activities                      8,960,369      21,064,541
                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents                           (55,697)    (10,455,467)
Cash and cash equivalents - beginning                                        3,612,297      13,824,150
                                                                          ------------    ------------

Cash and cash equivalents - ending                                        $  3,556,600    $  3,368,683
                                                                          ============    ============

                See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                              2000            1999
                                                                          ------------    ------------
Supplemental disclosure of cash flow information:
      Cash paid during the year for:
           Interest                                                       $  8,962,046    $  7,727,467
                                                                          ------------    ------------

           Income taxes                                                   $    634,713    $    623,523
                                                                          ------------    ------------

Supplemental disclosure of noncash activities:
      Net change in unrealized gain (loss) on
       securities available for sale                                      $    372,272    $ (1,083,877)

      Deferred income taxes benefit                                           (137,740)        401,035
                                                                          ------------    ------------

      Net Non-Cash Activities                                             $    234,532    $   (682,842)
                                                                          ============    ============

              See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, representing the consolidation of the financial results of Liberty Bancorp, Inc. (the "Company") and its subsidiary Liberty Bank (the "Bank"), were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

The Company's assets at September 30, 2000 totaled $292.8 million, which represents an increase of $9.5 million or 3.35% as compared with $283.3 million at December 31, 1999. Such increase was largely funded by a $17.3 million increase in borrowings from the Federal Home Loan Bank of New York ("FHLB") offset by a decrease of $7.2 million in deposits.

Cash and cash equivalents showed little change at September 30, 2000 from December 31, 1999, with balances at $3.6 million.

Securities available for sale at September 30, 2000 decreased by $7.6 million, or 15.5% to $41.1 million from $48.7 million at December 31, 1999. The decrease during the nine months ended September 30, 2000, resulted from principal repayments. There were no purchases or sales of securities available for sale during the period.

Securities held to maturity increased by $15,000 due to accretions of discounts during the nine month period.

Net loans increased $16.1 million or 7.9% to $218.1 million at September 30, 2000 from $202.0 million at December 31, 1999. The increase during the nine months ended September 30, 2000, resulted from loan originations exceeding loan principal repayments.

Foreclosed real estate amounting to $80,000 and consisting of one property at September 30, 2000 was unchanged from the balance at December 31, 1999.

Deposits at September 30, 2000 decreased $7.1 million or 3.2% to $213.4 million when compared with $220.5 million at December 31, 1999. The decrease in deposits resulted from interest credited of $6.9 million offset by net withdrawals of $14.0 million.

Stockholders' equity totaled $32.1 million and $31.9 million at September 30, 2000 and December 31, 1999, respectively. Such increase was largely due to net income and a decrease in the unrealized loss on securities of $234,000 partially offset by the repurchase of 72,930 shares of common stock at an average price of $6.67 totaling $486,000 and the payment of dividends.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

Net income decreased $73,000 or 19.7% to $297,000 for the three months ended September 30, 2000 compared with $370,000 for the same period in 1999. The decrease in net income during the 2000 period resulted primarily from an increase in non-interest expense and an increase in the provision for loan losses that were partially offset by a corresponding decrease in income tax expense.

Interest income on loans increased by $471,000 or 13.6% to $3.9 million during the three months ended September 30, 2000 from $3.5 million during the same period in 1999. The increase during the 2000 period resulted from an increase of $20.6 million in the average balances of loans outstanding and a 19 basis point increase in the average yield earned on the loan portfolio.

Interest on securities held to maturity, consisting of short-term and mid-term government agency bonds, decreased by $15,000, or 4.8%, to $298,000 during the three months ended September 30, 2000 from $313,000 for the same period in 1999. The decrease during the 2000 period resulted from a $33,000 decrease in average balances of securities held to maturity and by a 32 basis point decrease in the yield earned on such securities.

Interest on securities available for sale, consisting of adjustable rate mortgage-backed securities and collateralized mortgage obligations, decreased by $102,000, or 12.3%, to $727,000 during the three months ended September 30, 2000 from $829,000 for the same period in 1999. The decrease during the 2000 period resulted from a $13.0 million decrease in average balances of securities available for sale, partially offset by a 90 basis point increase in the yield earned on such securities.

Interest income on other interest-earning assets increased by $4,000 during the three months ended September 30, 2000 when compared to same period in 1999. The increase during the 2000 period resulted from a $638,000 increase in the average balance partially offset by a 61 basis point decrease in the yield on this portfolio.

Interest expense on deposits decreased by $64,000 or 2.6% to $2.42 million during the three months ended September 30, 2000 when compared to $2.49 million for the same period in 1999. Such decrease during the 2000 period was attributable to a $14.5 million or 6.6% decrease in average balances of interest bearing deposits outstanding partially offset by a 21 basis point increase in average cost of deposits. Interest expense on FHLB advances and other borrowings increased by $423,000 or 168.5% to $674,000 during the three months ended September 30, 2000 when compared to $251,000 for the same period in 1999. The increase during the 2000 period was attributable to a $22.1 million or 113.5% increase in average balances of FHLB advances and other borrowings outstanding and a 133 basis point increase in cost of such liabilities. Interest expense on capitalized leases was unchanged at $67,000 for the three months ended September 30, 2000 as compared with the same period in 1999.

Net interest income was unchanged at $1.87 million for the three months ended September 30, 2000 when compared with the same period in 1999. The net interest rate spread decreased 13 basis points to 2.13% for the three months ended September 30, 2000. The yield on interest earning assets increased by 31 basis points which was offset by a 44 basis point increase in the cost of interest bearing liabilities.

During the three months ended September 30, 2000 and 1999, the Bank made provisions for loan losses of $30,000 and $15,000, respectively. The allowance for loan losses is based on management's evaluation of the risks inherent in the Bank's portfolio given due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999 (Cont'd.)

At September 30, 2000 and 1999, the Bank's non-performing loans which were delinquent ninety days or more totaled $194,000 or 0.07% of total assets and $624,000 or 0.22% of total assets, respectively; all such loans were on non-accrual status.

Non-interest income increased by $3,700 or 3.34% to $115,500 during the three months ended September 30, 2000 when compared to $111,800 during the same period in 1999. The increase during the three months ended September 30, 2000 resulted primarily from increases in fees and service charges on deposits and miscellaneous fees of $13,000 and $13,800, respectively, partially offset by a decrease in fees and service charges of $23,100.

Non-interest expenses increased by $81,700 or 5.8% to $1.49 million during the three months ended September 30, 2000 when compared to the same period in 1999. During the 2000 period salaries and employee benefits, net occupancy, equipment, legal, advertising, loss on the sale of real estate and miscellaneous expenses increased by $5,000, $51,500, $20,500, $5,600, $10,300, $241 and $10,400
respectively. Most of these increases are related to increased marketing expenses and activities related to the branch expansion plan. During the same period directors' fees and deposit insurance premiums decreased by $600 and $21,200 respectively.

Income taxes totaled $173,000 and $195,000 for the three months ended September 30, 2000 and 1999 respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999

Net income decreased $52,000 or 5.3% to $928,000 for the nine months ended September 30, 2000 compared with $980,000 for the same period in 1999. The decrease in net income during the 2000 period resulted primarily from increases in net-interest income offset by an increase in non-interest expense and a decrease in non-interest income.

Interest income on loans increased by $1.4 million or 14.1% to $11.4 million during the nine months ended September 30, 2000 from $10 million during the same period in 1999. The increase during the 2000 period resulted from an increase of $23.4 million in the average balances of loans outstanding and a 10 basis point increase in the yield earned on the loan portfolio.

Interest on securities held to maturity, consisting of short-term and mid-term government agency bonds, increased by $292,000, or 47.8%, to $903,000 during the nine months ended September 30, 2000 from $611,000 for the same period in 1999. The increase during the 2000 period resulted from a $6.6 million increase in average balances of securities held to maturity partially offset by a 16 basis points decrease in the yield earned on such securities.

Interest income on other interest-earning assets decreased by $94,000 during the nine months ended September 30, 2000 when compared to same period in 1999. The decrease during the 2000 period resulted from a $1.6 million decrease in the average balance combined with a 42 basis point decrease in the yield on this portfolio.

Interest on securities available for sale, consisting of adjustable rate mortgage-backed securities and Collateralized Mortgage Obligations, decreased by $336,000, or 13.00%, to $2.2 million during the nine months ended September 30, 2000 from $2.6 million for the same period in 1999. The decrease during the 2000 period resulted from an $16.4 million decrease in average balances of securities available for sale partially offset by a 109 basis points increase in the yield earned on such securities.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999 (Cont'd.)

Interest expense on deposits decreased by $328,000 or 4.4% to $7.2 million during the nine months ended September 30, 2000 when compared to $7.5 million for the same period in 1999. Such decrease during the 2000 period was attributable to an $11.0 million or 5.0% decrease in average balances of interest bearing deposits outstanding partially offset by a 3 basis point increase in cost of funds.

Interest expense on FHLB advances and other borrowings increased by $1.1 million or 245% to $1.6 million during the nine months ended September 30, 2000 when compared to $469,000 for the same period in 1999. Such increase during the 2000 period was attributable to a $22.7 million or 178% increase in average balances of FHLB advances and other borrowings outstanding coupled with a 119 basis point increase in cost of such liabilities.

Interest expense on capitalized leases increased by $45,000, or 28.0% to $201,000 during the nine month period ended September 30, 2000 when compared to $157,000 for the same period in 1999. Such increase was attributable to an $861,000 or 49.7% increase in the average balances of capitalized leases partially offset by a 176 basis point decrease in the cost of such liabilities.

Net interest income increased $414,000 or 7.7% to $5.8 million during the nine months ended September 30, 2000 when compared with $5.4 million for the same period in 1999. Such increase was due to an increase in total interest income of $1.3 million partially offset by an increase in total interest expense of $866,000. The net interest rate spread increased 9 basis points to 2.21% for the nine months ended September 30, 2000. The yield on interest earning assets increased by 32 basis points which was partially offset by a 23 basis point increase in the cost of interest bearing liabilities.

During the nine months ended September 30, 2000 and 1999, the Bank made provisions for loan losses of $90,000 and $45,000, respectively. The allowance for loan losses is based on management's evaluation of the risks inherent in the Bank's portfolio given due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions.

At September 30, 2000 and 1999, the Bank's non-performing loans which were delinquent ninety days or more totaled $194,000 or 0.07% of total assets and $667,000 or 0.24% of total assets, respectively; all such loans were on non-accrual status.

Non-interest income decreased by $20,000 or 6.3% to $295,000 during the nine months ended September 30, 2000 when compared to $315,000 during the same period in 1999. The decrease during the nine months ended September 30, 2000 resulted from decreases in fees and service charges on loans and gain on sale of assets of $41,000 and $16,000 respectively, partially offset by an increase in fees and service charges on deposits and miscellaneous income of $7,000 and $29,000, respectively.

Non-interest expenses increased by $443,000 or 10.8% to $4.5 million during the nine months ended September 30, 2000 when compared to $4.1 million during the same period in 1999. During the 2000 period salaries and employee benefits, occupancy, equipment, advertising, foreclosed real estate and miscellaneous expenses increased by $177,000, $151,000, $66,000, $70,000, $8,500 and $58,000
respectively. Most of these increases are related to increased marketing activities and activities related to the branch expansion plans. During the same period directors' fees, legal and deposit insurance premiums expenses decreased by $6,000, $19,000 and $63,000 respectively.

Income taxes totaled $530,000 and $572,000 for the nine months ended September 30, 2000 and 1999 respectively.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations. The requirement, which the OTS may vary from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity averaged 26.57% during the month of September 2000. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At September 30, 2000, the Bank had short-term outstanding advances of $10,400,000 and securities sold under agreements to repurchase of $31,700,000 from the FHLB.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2000, the Bank had outstanding commitments to originate loans of $4.6 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2000, totaled $108.8 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, each savings institution must maintain tangible capital equal to at least 1.5% of its total adjusted assets, core capital equal to at least 4.0% of its total adjusted assets and total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at September 30, 2000 as compared to the minimum regulatory capital requirements:

                                                                     To Be Well
                                                                     Capitalized
                                                                    Under Prompt
                                                 Minimum Capital     Corrective
                                  Actual          Requirements    Actions Provisions
                              ---------------    ---------------  ------------------
                              Amount    Ratio    Amount    Ratio   Amount    Ratio
                              ------    -----    ------    -----   ------    ------
Total Capital
 (to risk-weighted assets)    $27,859   20.00%   $11,144   8.00%   $13,930   10.00%

Tier I Capital
 (to risk-weighted assets)     27,002   19.38%        --     --      8,358    6.00%

Core (Tier 1) Capital
 (to adjusted total assets)    27,002    9.31%    11,595   4.00%    14,494    5.00%

Tangible Capital
 (to adjusted total assets)    27,002    9.31%     4,348   1.50%        --      --

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

The Bank has pursued the following strategies to manage interest rate risk: (1) originating one-to-four family adjustable rate mortgage loans, (2) increasing adjustable rate home equity lending and fixed-rate home equity lending with maturities of five years or less, (3) investing in shorter-term securities which generally have lower yields compared to longer term investments, but which better position the Bank to reinvest its assets if market interest rates increase and (4) originating commercial real estate loans with shorter maturities than residential loans.

The Bank's current investment strategy is to maintain a securities portfolio that provides a source of liquidity and that contributes to the Bank's overall profitability and asset mix within given quality and maturity considerations. The securities portfolio consists primarily of government sponsored corporation securities. Much of the Bank's investment securities and mortgage-backed securities are classified as available for sale to provide management with the flexibility to make adjustments to the portfolio in the event of changes in interest rates, to fulfill unanticipated liquidity needs, or to take advantage of alternative investment opportunities.

At September 30, 2000, the Bank had adjustable rate mortgage loans of $39 million, or 17.9% of total loans and $31.4 million or 76.4% of securities available for sale in adjustable rate mortgage-backed securities.

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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Net Portfolio Value (Cont'd.)

The following table presents the Bank's NPV at June 30, 2000, the latest information available, as calculated by the OTS, which is based upon quarterly information that the Bank provided voluntarily to the OTS. In the opinion of management, there have been no material changes to the Bank's NPV since June 30, 2000.

             Percentage Change in Net Portfolio Value
-------------------------------------------------------------------
     Changes
    in Market           Projected      Estimated        Amount of
 Interest Rates          Change           NPV             Change
------------------    -------------   -------------    ------------
 (basis points)

       300              (77.00)%         5,619           (18,987)
       200              (51.00)%        12,145           (12,460)
       100              (24.00)%        18,583            (6,023)
        --                  --          24,605                --
      (100)              21.00%         29,737             5,132
      (200)              34.00%         32,849             8,244
      (300)              45.00%         35,620            11,014

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

          Not applicable

ITEM 5.   Other Information

          On October 18, 2000 the Company declared a quarterly cash dividend of $0.03 per share, to be paid on November 15, 2000, to stockholders of record on November 1, 2000.

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

                                    LIBERTY BANCORP, INC.


Date: November 13, 2000         By: /s/ John R. Bowen
      ---------------------         -------------------------------------
                                        John R. Bowen
                                        President and Chief Executive Officer



Date: November 13, 2000         By: /s/ Michael J. Widmer
      ---------------------         ------------------------------------
                                        Michael J. Widmer
                                        Executive Vice President and
                                        Chief Financial Officer