Form 10KSB
period 2000-12-31
LIBERTY BANCORP INC /NJ/
filed 2001-03-28
CIK 1057570

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
 For the transaction period from ___________________ to ______________________

                         Commission File Number: 0-24519

                              LIBERTY BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           FEDERAL                                  22-3593532
-------------------------------      ---------------------------------------
(State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
Incorporation or Organization)

  1410 ST. GEORGES AVENUE, AVENEL, NJ                   07001
---------------------------------------               ----------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such
requirements for the past 90 days. YES /X/   NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         The registrant's revenues for the fiscal year ended December 31, 2000 were $20.3 million.

         As of December 31, 2000, there were issued and outstanding 3,548,399 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of such date ($9.25) was $11.0 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2000 (Parts II and IV).

2. Proxy Statement for the May 2001 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1.  BUSINESS

LIBERTY BANCORP, INC.

         Liberty Bancorp, Inc. (the "Company") was formed on June 30, 1998 for the purpose of acting as the holding company for Liberty Bank (the "Bank"). As of December 31, 2000, the Company's unconsolidated assets of $32.5 million consisted primarily of the outstanding capital stock of the Bank and cash and investments, representing a portion of the net proceeds from the Company's stock offering completed June 30, 1998 in connection with the mutual holding company reorganization of the Bank. At December 31, 2000, 1,480,670 shares of the Company's common stock, par value $1.00 per share, were held by the public, and 2,067,729 shares were held by Liberty Bancorp, MHC, the Company's parent mutual holding company. The Company's principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

         At December 31, 2000, the Company had consolidated total assets of $291.6 million, consolidated total deposits of $223.6 million and consolidated total equity of $32.5 million.

         The Company's executive office is located at 1410 St. Georges Avenue, Avenel, New Jersey 07001. Its telephone number at this address is (732) 499-7200.

LIBERTY BANK

         The Bank was organized as a building and loan association in 1927 and became a federal savings and loan association in 1942. The Bank changed its name from Axia Federal Savings Bank to Liberty Bank in connection with the Bank's mutual holding company reorganization completed June 30, 1998. The Bank conducts its business from its corporate headquarters located in Avenel, New Jersey and five branch offices located in Union and Middlesex Counties, New Jersey. A sixth office branch opened in Edison, New Jersey in February of 2001. The Bank has traditionally operated as a community-oriented lender offering various mortgage and consumer loan products. The Bank is primarily engaged in the business of offering savings and other FDIC-insured deposits to the general public and using those funds to originate loans secured by one-to-four family residences and commercial real estate located in Union and Middlesex Counties.

         The Bank's executive offices are located at 1410 St. Georges Avenue, Avenel, New Jersey 07001. Its telephone number at that location is (732) 499-7200.

MARKET AREA

         The Bank's headquarters are located in Avenel, New Jersey in the township of Woodbridge. Branch offices of the Bank are located in East Brunswick, Rahway, Linden, Milltown and Monroe Township, all of which branches, and the main office, are located in the Bank's primary market area consisting of Middlesex and Union Counties. Middlesex and Union Counties are contiguous and are located in the eastern central part of New Jersey. The economies of Middlesex and Union counties are based on retail services and light manufacturing, especially pharmaceuticals. Both Johnson & Johnson and Merck and Co. have an administrative and research presence in this market. Among the largest employers in Middlesex and Union Counties are John F. Kennedy Medical Center, Robert Wood Johnson Medical Center, Merck and Co. and Johnson & Johnson. The Bank faces intense competition from many financial institutions for deposits and loan originations.

LENDING ACTIVITIES

         General. The Bank has traditionally concentrated its lending activities on first mortgage loans secured by one-to-four family properties that conform to the underwriting guidelines of Fannie Mae and Freddie Mac (often referred to as "conforming loans"). Fannie Mae and Freddie Mac are federally chartered corporations that purchase loans in the secondary mortgage market and issue mortgage-backed securities that are secured by the underlying mortgages. In the past year, the Bank has increased its concentration of multi-family residential real estate loans, commercial real estate loans and home equity loans.

         Loan Portfolio Analysis. The following tables set forth the composition of the Bank's loan portfolio at the dates indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.

                                                                      AT DECEMBER 31,
                                        ---------------------------------------------------------------------------
                                                 2000                      1999                       1998
                                        ----------------------    ----------------------     ----------------------
                                        AMOUNT         PERCENT    AMOUNT         PERCENT     AMOUNT         PERCENT
                                        ------         -------    ------         -------     ------         -------
                                                                  (DOLLARS IN THOUSANDS)
   Real estate loans:
     One-to-four family...............  $171,735         78.44%   $182,100          89.86%   $166,573         93.23%
     Multi-family.....................     5,560          2.54       2,143           1.06       1,200          0.67
     Commercial.......................    22,807         10.42       7,553           3.72       3,367          1.88
     Construction.....................        --                        --             --                        --
                                        --------    ----------    --------      ---------    --------     ---------
       Total real estate loans........   200,102         91.40     191,796          94.64     171,140         95.78
                                        --------    ----------    --------      ---------    --------     ---------
   Consumer loans:
     Home equity......................    18,605          8.50      10,616           5.24       7,133          4.00
     Other............................       204          0.10         235           0.12         388          0.22
                                        --------    ----------    --------      ---------    --------     ---------
     Total consumer loans.............    18,809          8.60      10,851           5.36       7,521          4.22
                                        --------    ----------    --------      ---------    --------     ---------
     Total loans......................   218,911        100.00%    202,647         100.00%    178,661        100.00%
                                        --------    ----------    --------      ---------    --------     ---------
   Less:
     Loans in process.................        --                        --                         --
     Deferred loan origination fees...      (250)                     (172)                        24
     Allowance for loan losses........       886                       788                        760
                                        --------                  --------                   --------
   Total loans, net...................  $218,275                  $202,031                   $177,877
                                        ========                  ========                   ========

                                                         AT DECEMBER 31,
                                        ------------------------------------------------
                                                 1997                      1996
                                        ----------------------    ----------------------
                                        AMOUNT         PERCENT    AMOUNT         PERCENT
                                        ------         -------    ------         -------
                                                     (DOLLARS IN THOUSANDS)
   Real estate loans:
     One-to-four family...............  $143,623         93.88%   $120,892          91.93%
     Multi-family.....................     1,258          0.82       1,875           1.42
     Commercial.......................     1,906          1.25       2,035           1.55
     Construction.....................        --            --         237           0.18
                                        --------    ----------    --------       --------
       Total real estate loans........   146,787         95.95     125,039          95.08
                                        --------    ----------    --------       --------
   Consumer loans:
     Home equity......................     5,706          3.73       5,364           4.08
     Other............................       491          0.32       1,101           0.84
                                        --------    ----------    --------       --------
     Total consumer loans.............     6,197          4.05       6,465           4.92
                                        --------    ----------    --------       --------
     Total loans......................   152,984        100.00%    131,504         100.00%
                                        --------    ==========    --------       ========
   Less:
     Loans in process.................        --                         3
     Deferred loan origination fees...        61                       277
     Allowance for loan losses........       723                       534
                                        --------                  --------
   Total loans, net...................  $152,200                  $130,690
                                        ========                  ========

         One-to-Four Family Real Estate Lending. Historically, the Bank has concentrated its lending activities on the origination of conforming first mortgage loans secured by one-to-four family residences located in its primary market area. The Bank originates fixed rate mortgage loans and adjustable rate mortgage ("ARM") loans. The Bank's fixed-rate one-to-four family mortgage loans have maturities ranging from 10 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest at the end of the loan term. Fixed rate loans are generally originated under terms, conditions and documentation that permit them to be sold to Fannie Mae and Freddie Mac in the secondary mortgage market. The Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

         The Bank offers ARM loans at competitive interest rates and terms. At December 31, 2000, $43.4 million, or 19.8%, of the Bank's gross loan portfolio consisted of ARM loans or other loans subject to periodic interest rate adjustments. Substantially all of the Bank's ARM loans meet the underwriting standards of Fannie Mae or Freddie Mac, even though the Bank originates ARM loans primarily for its own portfolio. Most of the Bank's ARM loans have interest rates that adjust every year based on the one-year Treasury constant maturity index. The Bank also originates ARM loans that have fixed interest rates for an initial period of three to ten years, and thereafter adjust annually based on the one-year Treasury constant maturity index. A small percentage of the Bank's ARM loans adjust based on other indices. Most of the Bank's ARM loans amortize over a 30-year period. The Bank determines whether a borrower qualifies for an ARM loan based on the initial interest rate on the loan, except that one-year ARM loan borrowers are qualified at the initial rate plus 2%. The Bank's current ARM loans do not provide for negative amortization. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 6%, respectively. The Bank offers initial interest rates that may be more than 2% below the interest rate to which the loan may adjust after the first adjustment date, (based on market interest rates at the time the loan is originated). Accordingly, because of the Bank's 2% interest rate adjustment limitation, the interest rates on these loans would not adjust to the fully-indexed rate at the end of the adjustment period if interest rates were to increase or remain unchanged at the end of the adjustment period.

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

         Multi-Family Residential Real Estate Lending. The Bank originates mortgage loans secured by multi-family residential properties (consisting of more than four units). The Bank offers both fixed-rate and adjustable-rate multi-family residential real estate loans. Fixed rate loans are generally offered with balloon terms of three, five and seven years, with a 25 year amortization period, and with a "balloon" or final principal payment due at maturity. The Bank also offers a 15 year fixed rate multi-family residential loan with a 15 year term and amortization period and a one-year adjustable-rate loan with a 25 year term and amortization period. The interest rate on the adjustable rate loans is tied to the one year constant maturity Treasury index, with annual and lifetime interest rate adjustment limits of 2% and 6%, respectively. At December 31, 2000, the average balance of the Bank's multi-family residential real estate loans was $265,000, and the largest such loan had a balance of $556,800 and was performing in accordance with its contractual terms.

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

         Commercial Real Estate Lending. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. The Bank offers both fixed rate and adjustable rate commercial real estate loans. Fixed-rate loans are generally approved with terms of three, five and seven years, with a 25 year amortization period, resulting in a balloon payment at the end of the stated term. The Bank also offers an adjustable rate commercial real estate loan with annual interest rate adjustments tied to the one year Treasury constant maturity index, and with annual and lifetime interest rate adjustment limits of 2% and 6%, respectively. Adjustable-rate commercial real estate loans are offered for terms of 25 years and are fully amortizing. At December 31, 2000, the average balance of the Bank's commercial real estate loans was $387,000, and the largest such loan had a balance of $2,420,000 and was performing in accordance with its contractual terms.

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

         Construction Lending. To a lesser extent, the Bank originates residential construction loans to local home builders and to individuals who have a contract with a builder for the construction of their residence. The Bank's construction loans are generally secured by property located in the Bank's primary market area. At December 31, 2000, the Bank had no construction loans outstanding.

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

         Construction loans to builders are made where the home is pre-sold or on a speculative (unsold) basis. However, the Bank generally limits the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder, and prior sales of homes in the development. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property, and management reviews all appraisals. Loan proceeds are disbursed after an inspection of the property based on a percentage of completion. Monthly payment of accrued interest is required.

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

         Consumer Lending. The Bank's consumer loans consist of both fixed-rate and adjustable-rate line of credit home equity loans, and loans secured by deposit accounts. The Bank's home equity loans and lines of credit are secured by a first or second mortgage on residential property, and have fixed and variable interest rates that are tied to The Wall Street Journal prime lending rate (the "Prime Rate"). Variable interest rate equity lines of credit adjust monthly and generally have terms of up to 20 years. Home equity loans are offered with fixed interest rates and have terms from five to 20 years. Loans secured by deposit accounts do not have a fixed term, and are due and payable when the underlying deposit account or certificate is withdrawn or matures. The Bank promotes consumer loans by contacting existing customers and by other promotions and advertising directed at existing and prospective customers. Real estate or deposits secure all of the Bank's consumer loans.

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

         Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans and loans with no stated maturity are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses.

                                                 ONE-TO-FOUR
                                                    FAMILY    MULTI-FAMILY  COMMERCIAL    CONSUMER       TOTAL
                                                 -----------  ------------  ----------    --------   ---------
                                                                         (IN THOUSANDS)
Amounts Due:
Within 1 year...............................     $     132    $      --    $      --    $     285    $     417
Over 1 to 2 years...........................           325           --           --           87          412
Over 2 to 3 years...........................         1,663           --           --          287        1,950
Over 3 to 5 years...........................         2,816           --           --        1,022        3,838
Over 5 to 10 years..........................        15,931          736        1,536        5,804       24,007
Over 10 to 25 years.........................        71,703        4,824       21,271       11,324      109,122
Over 25 years...............................        79,165           --           --           --       79,165
                                                 ---------    ---------    ---------    ---------    ---------
Total amount due............................     $ 171,735    $   5,560    $  22,807    $  18,809    $ 218,911
                                                 =========    =========    =========    =========    =========

         The following table sets forth the dollar amount of all loans for which final payment is not due until after December 31, 2001. The table also shows the amount of loans that have fixed rates of interest and those that have adjustable rates of interest.

                                                FIXED RATES        ADJUSTABLE RATES           TOTAL
                                                -----------        ----------------           -----
                                                                    (IN THOUSANDS)
   Real estate loans:
     One-to-four family ..............           $ 128,190             $  43,413             $171,603
     Multi-family.....................               5,560                    --                5,560
     Commercial.......................              22,807                    --               22,807
                                                 ---------             ---------             --------
   Total real estate loans............             156,557                43,413              199,970

   Consumer...........................              15,315                 3,209               18,524
                                                 ---------             ---------             --------
     Total loans......................           $ 171,872             $  46,622             $218,494
                                                 =========             =========             ========

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

         Loan Solicitation and Processing. The Bank's lending activities are subject to the written underwriting standards and loan origination procedures established by the Board of Directors. Loan originations come from a number of sources. The principal sources of loan originations are newspaper advertising, real estate agents, home builders, walk-in customers, referrals and existing customers. The Bank uses professional fee appraisers for residential real estate loans and construction loans and all commercial real estate loans. The Bank requires hazard, title and, to the extent applicable, flood insurance on all property securing its real estate loans. Loan officers initiate mortgage loan applications. The Board of Directors must approve all loans of $1,000,000 or more. Loans greater than $500,000 and less than $1,000,000 are approved by the Board's Executive Committee, which consists of the Bank's President and three non-employee directors. Loans of less than $500,000 and greater than $300,000 may be approved by any three members of the Bank's Loan Committee, which consists of the Bank's President, the Bank's Executive Vice President and two lending officers. The Vice President or Assistant Vice President of Lending may approve loans up to $300,000.

         Loan Originations, Sales and Purchases. The following table sets forth total loans originated and repaid during the periods indicated.

                                                                     YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                               2000            1999           1998
                                                            -----------    -----------    -----------
                                                                          (IN THOUSANDS)
Originations:
   Adjustable rate:
     Real estate
       One-to-four family (1)..........................      $   7,713      $   6,632       $  3,586
       Multi-family....................................             --             --             --
       Commercial......................................             --             --          1,320
       Construction....................................             --             --             --
     Consumer..........................................          2,908          1,441          1,008
                                                             ---------      ---------       --------
       Total adjustable rate...........................         10,621          8,073          5,914
                                                             ---------      ---------       --------
   Fixed rate:
     Real estate
       One-to-four family..............................          4,534         41,752         53,680
       Multi-family....................................          3,531          1,326             --
       Commercial......................................         15,418          4,810            350
       Construction....................................             --             --            178
     Consumer..........................................          8,605          4,960          3,701
                                                             ---------      ---------       --------
       Total fixed rate................................         32,088         52,848         57,909
                                                             ---------      ---------       --------
       Total loans originated..........................         42,709         60,921         63,823
                                                             ---------      ---------       --------
Purchases:
   Real estate:
     One-to-four family................................             --             --             --
     Multi-family......................................            111             54             --
     Commercial........................................             --             --             --
   Consumer............................................             --             --             --
                                                             ---------      ---------       --------
     Total loans purchased.............................            111             54             --
                                                             ---------      ---------       --------
Sales and Repayments:
   Real estate:
     One-to-four family................................             --             --             --
     Multi-family......................................             --             --             --
     Commercial........................................             --             --             --
   Consumer............................................             --             --             68
                                                             ---------      ---------       --------
     Total loans sold..................................             --             --             68
                                                             ---------      ---------       --------
Principal repayments...................................         26,877         36,627         38,160
                                                             ---------      ---------       --------
   Total reductions....................................         26,877         36,627         38,228
                                                             ---------      ---------       --------
Increase in other items, net...........................            321           (362)            82
                                                             ---------      ---------       --------
   Net increase (decrease).............................      $  16,264      $  23,986       $ 25,677
                                                             =========      =========       ========

---------------
(1) Originations include mortgage loans which adjust annually after an initial fixed-rate period of five, seven or ten years in the following amounts:

                                                                      YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                               2000            1999           1998
                                                            -----------    -----------    -----------
                                                                           (IN THOUSANDS)
   Initial fixed rate:
     Five years........................................            --          3,294             549
     Seven years.......................................           300          1,219           1,569
     Ten years.........................................            --            257           1,460

         Loan Commitments. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and generally remain outstanding for 45 to 60 days from the date the commitment is issued, depending on the type of transaction. At December 31, 2000, the Bank had total loan commitments of $3.7 million and commitments to customers for unused lines of credit of $4.9 million outstanding.

         Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, late payments and for miscellaneous services related to its loans. Income from these activities varies from period-to-period depending upon the volume and type of loans made and competitive conditions.

         The Bank charges loan origination fees that are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, net loan origination fees/costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized as expense $30,000 and $65,000 of net deferred loan fees/costs during the years ended December 31, 2000 and 1999, respectively.

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

         The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. As of such dates, the Bank had no restructured loans within the meaning of SFAS No. 15 and SFAS No. 114.

                                                                    AT DECEMBER 31,
                                            --------------------------------------------------------------
                                               2000         1999         1998         1997         1996
                                            ---------     --------     ---------    ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
   Non-accruing loans:
     One-to-four family..................   $     118     $    243     $     505    $     844    $     841
     Multi-family........................          73           72            66           65           63
     Commercial..........................          --           --            22           --           --
     Consumer............................          --           --            --           --           --
                                            ---------     --------     ---------    ---------    ---------
       Total...........................           191          315           593          909          904
                                            ---------     --------     ---------    ---------    ---------
   Accruing loans delinquent 90 days or more:
     One-to-four family................            --           --            --           --           --
     Multi-family......................            --           --            --           --           --
     Commercial........................            --           --            --           --           --
     Consumer (1)......................            --            7             7           25           26
                                            ---------     --------     ---------    ---------    ---------
     Total.............................            --            7             7           25           26
                                            ---------     --------     ---------    ---------    ---------
   Real estate owned...................            --           80           106          121           --
                                            ---------     --------     ---------    ---------    ---------
   Total non-performing assets.........     $     191     $    402     $     706    $   1,055    $     930
                                            =========     ========     =========    =========    =========
   Total as a percentage of total assets         0.07%        0.14%         0.27%        0.49%        0.46%
                                            =========     ========     =========    =========    =========

---------------------
(1) Consists of student loans backed by a government guarantee.

         Interest income that would have been recorded for the fiscal years ended December 31, 2000 and 1999 had nonaccruing loans been current in accordance with their original terms amounted to $19,000 and $31,000, respectively. The Bank recorded $12,500 and $0, respectively, of interest income on such loans for such periods.

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 2000.

                                                          LOANS DELINQUENT FOR:
                    ------------------------------------------------------------------------------------------------
                              60-89 DAYS                    90 DAYS AND OVER              TOTAL DELINQUENT LOANS
                    -------------------------------  -------------------------------  ------------------------------
                                           PERCENT                           PERCENT                         PERCENT
                                           OF LOAN                           OF LOAN                         OF LOAN
                     NUMBER     AMOUNT    CATEGORY    NUMBER     AMOUNT     CATEGORY   NUMBER     AMOUNT    CATEGORY
                    --------    ------    --------   --------    ------    ---------  --------    ------    --------
                                                     (DOLLARS IN THOUSANDS)
Real Estate:
  One-to-four family       2    $   50        0.03%         3    $  118         0.07%        5    $  168        0.10%
  Multi-family....        --        --          --          1        73         1.31         1        73        1.31
  Commercial......        --        --          --         --        --           --        --        --          --
  Consumer........        --        --          --         --        --           --        --        --          --
                     -------    ------    --------      -----    ------     --------   -------    ------     -------
  Total loans.....         2    $   50        0.03%         4    $  191         1.38%        6    $  241        1.41%
                     =======    ======    ========      =====    ======     --------   =======    ======     =======

         Real Estate Acquired in Settlement of Loans. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Foreclosed real estate is held for sale and such assets are carried at fair value minus estimated cost to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value less estimated selling costs. At December 31, 2000, the Bank had no real estate acquired in settlement of loans.

         Restructured Loans. Under Generally Accepted Accounting Principals ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank had no restructured loans as of December 31, 2000.

         Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory risk based capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Bank. As of December 31, 2000, the Bank had $469,000 of assets designated as "special mention." At December 31, 2000, the Bank had $142,500 of assets classified substandard, $100,300 classified doubtful and nothing classified loss.

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

         Management believes that the amount maintained in the allowance at December 31, 2000 will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                 AT OR FOR THE YEARS
                                                                  ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                               2000         1999         1998         1997         1996
                                            ---------     --------     ---------    ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
   Balance at beginning of period.........  $   788       $  760       $  723       $  534       $   490
   Charge-offs
   Real estate:
     One-to-four family...................        6           10            7           11            --
     Multi-family and other...............       --           22           --           --            --
                                            -------       ------       ------       ------       -------
       Total..............................        6           32            7           11            --

   Total Recoveries.......................       --           --           --           --             1
                                            -------       ------       ------       ------       -------
   Net charge-offs........................        6           32            7           11            (1)

   Additions charged to operations........      104           60           44          200            43
                                            -------       ------       ------       ------       -------
   Balance at end of period...............  $   886       $  788       $  760       $  723       $   534
                                            =======       ======       ======       ======       =======

   Ratio of net charge-offs during the
     period to average loans outstanding
     during the period....................       --         0.02%        0.01%        0.01%           --
                                            =======       ======       ======       ======       =======
   Ratio of net charge-offs during the
     period to average non-performing
     assets...............................       --         5.31%        2.61%        1.04%           --
                                            =======       ======       ======       ======       =======

         The activity in the allowance for loan losses is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                               2000         1999         1998         1997         1996
                                            ---------     --------     ---------    ---------    ---------
                                                                    (IN THOUSANDS)
   Balance - beginning....................  $   788       $  760       $  723       $  534       $   490
   Provisions charged to operations.......      104           60           44          200            43
   Loans charged off, net of recoveries...       (6)         (32)          (7)         (11)            1
                                            -------       ------       ------       ------       -------
   Balance - ending.......................  $   886       $  788       $  760       $  723       $   534
                                            =======       ======       ======       ======       =======

         The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                    AT DECEMBER 31,
                           ---------------------------------------------------------------------------------------------------------
                                          2000                               1999                               1998
                           ------------------------------------  -------------------------------- ----------------------------------
                                                      % OF                              % OF                               % OF
                                         LOAN       LOANS IN                 LOAN     LOANS IN                  LOAN     LOANS IN
                           AMOUNT OF    AMOUNTS   EACH CATEGORY  AMOUNT OF  AMOUNTS EACH CATEGORY AMOUNT OF    AMOUNTS EACH CATEGORY
                           LOAN LOSS      BY        TO TOTAL     LOAN LOSS    BY      TO TOTAL    LOAN LOSS      BY      TO TOTAL
                           ALLOWANCES  CATEGORY      LOANS       ALLOWANCES CATEGORY   LOANS      ALLOWANCES  CATEGORY    LOANS
                           ----------  --------   -------------  ---------- -------- ------------ ----------  -------- -------------
                                                                       (DOLLARS IN THOUSANDS)
One-to-four family           $446     $171,735       78.44%        $476    $182,100     89.86%       $458     $166,573    93.23%
Multi-family                   93        5,560        2.54           33       2,143      1.06          11        1,200     0.67
Commercial real estate                  22,807       10.42           94       7,553      3.72          40        3,367     1.88
Home equity                   113       18,605        8.50           98      10,616      5.24          81        7,133     4.00
Other consumer                 --          204         .10           --         235      0.12          --          388     0.22
Unallocated                     6           --          --           87          --      0.00         170           --     0.00
                             ----     --------      ------         ----    --------    ------        ----     --------   ------
                             $886     $218,911      100.00%        $788    $202,647    100.00%       $760     $178,661   100.00%
                             ====     ========      ======         ====    ========    ======        ====     ========   ======

                                                    AT DECEMBER 31,
                     -------------------------------------------------------------------------------
                                     1997                                   1996
                     --------------------------------------  ---------------------------------------
                                                  % OF                                    % OF
                                     LOAN       LOANS IN                    LOAN         LOANS IN
                      AMOUNT OF     AMOUNTS   EACH CATEGORY  AMOUNT OF     AMOUNTS     EACH CATEGORY
                      LOAN LOSS       BY        TO TOTAL     LOAN LOSS       BY          TO TOTAL
                     ALLOWANCES    CATEGORY      LOANS       ALLOWANCES   CATEGORY        LOANS
                     ----------    --------   -------------  ----------   --------     -------------
                                                (DOLLARS IN THOUSANDS)
One-to-four-family.. $    402      $143,623        93.88%    $    356     $ 121,129       92.10%
Multi-family........       22         1,258         0.82           42         1,875        1.43
Commercial real estate     37         1,906         1.25           61         2,035        1.55
Home equity.........       59         5,706         3.73           75         5,364        4.08
Other consumer......        3           491         0.32           --         1,101        0.84
Unallocated.........      200            --         0.00           --            --        0.00
                     --------      --------       ------     --------     ---------      ------
                     $    723      $152,984       100.00%    $    534     $ 131,504      100.00%
                     ========      ========       ======     ========     =========      ======

INVESTMENT ACTIVITIES

         The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, government sponsored corporation securities, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Bank is not permitted to invest in corporate equity securities. Savings institutions like the Bank are also required to maintain an investment in FHLB stock. The Bank is required under federal regulations to maintain a minimum amount of liquid assets.

         The Bank purchases investment securities with excess liquidity arising when investable funds exceed loan demand. The Bank's current investment policy limits investments to U.S. Government and government sponsored corporation securities, certificates of deposit, marketable corporate debt obligations, and mortgage-backed securities. The Bank's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products or non-investment grade corporate bonds. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk and risk-based capital is also considered. The Company categorizes investment portfolios as held to maturity and available for sale. No assets are categorized as held for trading. At December 31, 2000, all mortgage-backed securities were classified as available for sale and carried at fair value. Such securities amounted to $38.5 million or 13.20% of total assets. US agency obligations in the amount of $19.4 million were classified as held to maturity.

         The following table sets forth the carrying value of the Bank's securities portfolio, at the dates indicated.

                                                                    AT DECEMBER 31,
                                      --------------------------------------------------------------------------
                                               2000                      1999                      1998
                                      ----------------------    ----------------------    ----------------------
                                      CARRYING       % OF        CARRYING       % OF      CARRYING       % OF
                                        VALUE        TOTAL         VALUE        TOTAL       VALUE        TOTAL
                                      --------       -------    ----------      ------    --------       -------
                                                                (DOLLARS IN THOUSANDS)

Available for Sale
Mortgage-backed securities:
  GNMA..............................   11,862         30.78       15,707        32.13      13,353         21.28
  Fannie Mae........................    6,514         16.90        8,493        17.22      17,490         27.88
  Freddie Mac.......................   12,883         33.43       16,746        33.87      30,095         47.97
  Collateralized Mortgage Obligations   7,275         18.89        7,761        15.94         868          1.38
                                      -------        ------      -------       ------     -------        ------
    Total mortgage backed securities   38,534        100.00       48,707       100.00      62,735        100.00
                                      -------        ------      -------       ------     -------
Total securities available for sale.  $38,534        100.00%     $48,707       100.00%    $62,735        100.00%
                                      =======        ======      =======       ======     =======        ======
Held to Maturity:
Investment Securities:
  Federal Agency Obligations........   19,485        100.00%      19,468       100.00%         --            --
                                      -------                    -------                  -------        ------
  Total Securities Held to Maturity.   19,485        100.00%      19,468       100.00%         --            --
                                      =======                    =======                  -------        ------
FHLB Stock..........................  $ 2,355                    $ 2,355                  $ 2,008
                                      =======                    =======                  =======
Other interest earning assets:
  Interest bearing deposits in banks  $ 2,861                    $ 2,049                  $12,350
                                      =======                    =======                  =======

         The following table sets forth the amount of mortgage-backed securities that mature during each of the periods indicated and the weighted average yields for each of the periods of at maturities at December 31, 2000.

                                                                     CARRYING       AVERAGE
                                                                       VALUE         YIELD
                                                                     --------       -------
                  One year or less...................                $ 1,079         6.53%
                  After one year though five years...                     --           --
                  After five years through ten years.                     --           --
                  After ten years....................                 37,455         7.02
                                                                     -------       ------
                  Total..............................                $38,534         7.01%
                                                                     =======

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

         General. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB may be used as a long-term funding strategy for increased loan origination or the purchase of investment securities.

         Deposit Accounts. The Bank's deposit products include negotiable order of withdrawal ("NOW") accounts, demand deposit accounts, money market accounts, regular passbook savings, statement savings accounts and term certificate accounts. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. The Bank reviews its deposit mix and pricing weekly. The Bank does not utilize brokered deposits, nor has it sought jumbo ($100,000 or more) certificates of deposit.

         The Bank believes it is competitive in the type of accounts and interest rates it offers on its deposit products. The Bank determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on various FHLB lending programs, and the deposit growth rate the Bank is seeking to achieve.

         The Bank may use premiums to attract new checking accounts, particularly in conjunction with new branch openings. These premiums are reflected as an increase in the Bank's advertising and promotion expense, as well as its cost of funds. The Bank also attracts business checking accounts and promotes individual retirement accounts ("IRAs").

         The following table sets forth an analysis of deposit accounts by type, maturity, and rate at December 31, 2000, 1999 and 1998.

                                                                              AT DECEMBER 31,
                                     ---------------------------------------------------------------------------------------------
                                                  2000                             1999                             1998
                                     -----------------------------  -------------------------------  -----------------------------
                                               WEIGHTED                         WEIGHTED                         WEIGHTED
                                                AVERAGE    % OF                 AVERAGE     % OF                 AVERAGE     % OF
                                      AMOUNT     RATE      TOTAL     AMOUNT      RATE       TOTAL     AMOUNT      RATE       TOTAL
                                      ------   --------    -----     ------    --------     -----     ------    --------     -----
                                                                          (DOLLARS IN THOUSANDS)

Transactions and savings deposits:
Non-interest bearing..............  $  6,228         --%    2.78%  $  4,600         --%      2.09%  $  4,398      1.97%
Money market accounts.............     1,946       2.83     0.87      2,213       2.79       1.00      2,587      2.64       1.16
NOW accounts......................    12,081       1.59     5.40     10,314       1.56       4.67      9,995      1.50       4.47
Passbook and statement savings....    49,982       3.00    22.35     51,421       3.00      23.32     49,197      3.00      22.03
                                    --------   --------   ------   --------   --------     ------   --------    ------     ------
  Total transactions and savings
    deposits......................    70,237       2.49    31.40     68,548       2.57      31.08     66,177      2.56      29.63

Certificate accounts with remaining
  maturities of:
6 months or less..................    58,261       5.48    26.05     65,281       5.05%     29.60     46,443      5.18      20.80
Over 6 to 12 months...............    60,545       6.03    27.08     42,296       5.18      19.18     59,895      5.47      26.83
Over 12 months....................    34,566       6.19    15.47     44,408       5.55      20.14     50,755      5.72      22.74
                                    --------   --------   ------   --------   --------     ------   --------    ------     ------
  Total certificates..............   153,372       5.86    68.60    151,985       5.23      68.92    157,093      5.46      70.37
                                    --------   --------   ------   --------   --------     ------   --------    ------     ------
   Total deposits.................  $223,609       4.80%  100.00%  $220,533       4.40%    100.00%  $223,270      4.60%    100.00%
                                    ========   ========   ======   ========   ========     ======   ========    ======     ======

         Time Deposits by Maturities. The following table sets forth the amount of time deposits in the Bank categorized by rates and maturities at December 31, 2001.

                    DECEMBER 31,       DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                        2001               2002                2003                2004                TOTAL
                  ---------------     ---------------     ---------------    ----------------    ---------------
                                                           (IN THOUSANDS)
Less than 4%.....   $       6           $      --           $      --           $     --          $        6
4.00-5.99%.......       8,840               1,062                 150                 54              10,106
6.00-7.99%.......       5,950              18,430                  38                 36              24,454
                    ---------           ---------           ---------           --------          ----------
Total............   $  14,796           $  19,492           $     188           $     90          $   34,566
                    =========           =========           =========           ========          ==========

         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 2000.

                                                                            MATURITY
                                            -----------------------------------------------------------------------------------
                                             3 MONTHS      OVER 3 MONTHS   OVER 12 MONTHS     OVER
                                              OR LESS      TO 12 MONTHS    TO 36 MONTHS     36 MONTHS               TOTAL
                                            -----------    ------------    ------------   ---------------      ----------------
                                                                       (IN THOUSANDS)
Certificates of Deposit less than $100,000    $23,966         $83,885         $30,592          $278                $138,721
Certificates of Deposit of $100,000 or more     2,063           8,892           3,696            --                  14,651
                                              -------         -------         -------          ----                --------
Total Certificates of Deposit.........        $26,029         $92,777         $34,288          $278                $153,372
                                              =======         =======         =======          ====                ========

         Deposit Activity. The following table sets forth the deposit activity of the Bank for the periods indicated.

                                                                           AT DECEMBER 31,
                                                   -------------------------------------------------------------
                                                     2000          1999         1998         1997         1996
                                                   ---------    ---------    ---------    ---------     --------
                                                                           (IN THOUSANDS)
Beginning balance...........................       $ 220,533    $ 223,270    $ 198,363    $ 184,709     $169,842
                                                   ---------    ---------    ---------    ---------     --------
Net increase (decrease) before interest credited      (6,337)     (12,167)      15,675        5,283        7,343
Interest credited...........................           9,413        9,430        9,232        8,371        7,524
                                                   ---------    ---------    ---------    ----------    --------
Net increase (decrease) in deposits.........           3,076       (2,737)      24,907       13,654       14,867
                                                   ---------    ---------    ---------    ---------     --------
Ending balance..............................       $ 223,609    $ 220,533    $ 223,270    $ 198,363     $184,709
                                                   =========    =========    =========    =========     ========

         Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has the ability to use advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                                      Years Ended December 31,
                                                   -------------------------------------------------------------
                                                     2000          1999         1998         1997         1996
                                                   ---------    ---------    ---------    ---------     --------
                                                                           (In Thousands)
Maximum balance:
     FHLB advances..........................       $  13,400    $      --    $      --    $   7,500     $    800

Average balance:
     FHLB advances..........................       $   8,805    $      --    $      --    $   1,663     $     12


         At December 31, 1999 and 1998, no advances were outstanding from the FHLB.

         The following table sets forth the maximum month-end balance and average balance of Repurchase Agreements with the FHLB for the year ended December 31, 2000.

                                                             AT AND
                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                          ------------
                                                         (IN THOUSANDS)

                                                  2000                  1999
                                                  ----                  ----
         Maximum Balance:
            FHLB advances                      $31,800,000          $24,800,000
         Average balance
            FHLB advances                      $28,150,000          $13,258,000
         Investment securities underlying
           agreements at year end:
               Carrying value                  $25,629,000          $35,179,000
               Fair value                      $25,546,000          $35,074,000

EMPLOYEES

         As of December 31, 2000, the Bank had 52 full-time and 14 part-time employee, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

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

         Recent legislation has expanded the qualified thrift lender test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and education loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10% of total assets, plus an additional 10% for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. The Bank satisfied the qualified thrift lender test on December 31, 2000.

         Limitations on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year plus its retained net income for the preceding two years. As of December 31, 2000, the Bank was a "well-capitalized" institution, but no dividends were paid to the Company.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio at December 31, 2000 exceeded the then applicable requirements.

         Community Reinvestment Act and Fair Lending Laws. Savings associations share a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to complete with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

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

         At December 31, 2000, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of December 31, 2000.

                                                                                      TO BE WELL CAPITALIZED
                                                                  FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                              ACTUAL           ADEQUACY PURPOSES         ACTION PROVISIONS
                                       ---------------------   --------------------   -----------------------
                                       AMOUNT     RATIO (1)    AMOUNT    RATIO (1)    AMOUNT       RATIO(1)
                                       ------     ----------   ------    ----------   -------      ----------
As of December 31, 2000:
  Tier I core capital...............  $  27,184         9.43%  $11,531       4.00%    $14,414         5.00%
  Tier I risk-based capital.........     27,184        19.14        --         --       8,523         6.00%
  Total risk-based capital..........     28,070        19.76    11,364       8.00      14,205        10.00%

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

INSURANCE OF DEPOSIT ACCOUNTS

         The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of the Bank.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

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

         Waivers of Dividends by the Mutual Holding Company. OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations.

         Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Mutual Holding Company to issue from the mutual to the stock form of ownership (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Holding Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of Common Stock held by the Company's public stockholders ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, subject to any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after the Conversion Transaction would also be affected by any purchases by such persons in the offering that would be conducted as part of the Conversion Transaction.

FEDERAL SECURITIES LAW

         Shares of the Company's Common Stock are registered with the SEC under the Section R(g) of Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

                                    TAXATION

FEDERAL INCOME TAXES

         General. The Bank and the Company are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank.

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

         Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 2000, was approximately $440,000.

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

         At December 31, 2000, the Bank's total federal pre-1988 reserve was approximately $3.0 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 2000, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

ITEM 2.  PROPERTIES

(a)      PROPERTIES

         The following table sets forth certain information regarding the Bank's offices at December 31, 2000.


Location Year                        Opened             Approximate Square Feet          Deposits
-----------------------           ------------          -----------------------       -------------
1410 St. Georges Avenue               1986                       9,200                $65.1 million
Avenel, NJ 07001

1515 Irving Street                    1927                       7,300                $41.8 million
Rahway, NJ 07065

501 North Wood Ave.                   1977                       4,000                $44.9 million
Linden, NJ 07036

755 State Highway 18                  1974                       2,000                $60.1 million
East Brunswick, NJ 08816

1600 Perrineville Rd.                 1999                       2,400                $10.5 million
Monroe Township, NJ 08831

336 Ryders Lane                       2000                       3,500                $1.20 million
Milltown, NJ 08850

         At December 31, 2000, the net book value of the Company's office properties, capital leases, and fixtures, furniture, and equipments was $6.2 million.

(b)      INVESTMENT POLICIES

         For a description of the Bank's policies (all of which may be changed without a vote of the Bank's security holders) and the limitations on the percentage of assets which may be invested in any one investment, or type of investment with respect to: (1) investments in real estate or interests in real estate; (2) investments in real estate mortgages; and (3) securities of or interests in primarily engaged in real estate activities, reference is made here under to the information presented above under "Item 1. Description of Business.

(c)      DESCRIPTION OF REAL ESTATE AND OPERATING DATA

         Not Applicable. The book value of each of the Bank's properties is less than 10% of the Bank's total consolidated assets at December 31, 2000.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial information for the year ended December 31, 2000 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are contained in the Company's Annual Report to Stockholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The "Proposal I--Election of Directors" section of the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The "Proposal I--Election of Directors" section of the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The "Transactions with Certain Related Persons" section of the Company's 2001 Proxy Statement is incorporated herein by reference.

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

         (b)      Reports on Form 8-K

         The Company has not filed a Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

         (c)      Exhibits

          3       Federal Stock Charter and Bylaws                     *

          4       Instruments defining the rights of                   *
                  security holders, including indentures

          10.1    Form of Employment Agreement                         *

          10.2    Stock Option Plan                                    **

          10.3    Recognition and Retention Plan                       **

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

** Incorporated herein by reference to the Company's Proxy Statement for the February 3, 1999 Special Meeting of Members filed with the SEC on December 29, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LIBERTY BANCORP, INC.

Date: March 21, 2001                  By: /s/ John R. Bowen
                                          -------------------------
                                          John R. Bowen
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ John R. Bowen                               By: /s/ Michael J. Widmer
    ------------------------------------------          ---------------------------------------
    John R. Bowen                                       Michael J. Widmer
    President, Chief Executive Officer                  Executive Vice President, Chief Operating
    and Director (Principal Executive Officer)          Officer, Chief Financial Officer and
                                                        Director (Principal Financial and
                                                        Accounting Officer)

Date: March 21, 2001                                Date: March 21, 2001

By: /s/ Neil R. Bryson                              By: /s/ Anthony V. Caruso
    ------------------------------------------          ----------------------------------------
       Dr. Neil R. Bryson                               Anthony V. Caruso
       Director                                         Director

Date: March 21, 2001                                Date: March 21, 2001

By: /s/ Annette Catino                              By: /s/ John C. Marsh
    ------------------------------------------          ----------------------------------------
   Annette Catino                                       John C. Marsh
       Director                                         Director

Date: March 21, 2001                                Date: March 21, 2001

By: /s/ Paul J. McGovern                            By: /s/ Nelson L. Taylor, Jr.
    ------------------------------------------          ----------------------------------------
    Paul J. McGovern                                    Nelson L. Taylor, Jr.
    Director                                            Director

Date: March 21, 2001                                Date: March 21, 2001