Form 10QSB
period 2001-03-31
LIBERTY BANCORP INC /NJ/
filed 2001-05-14
CIK 1057570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
(Mark One)

---------
   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------     EXCHANGE ACT OF 1934


For the quarterly period ended   March 31, 2001
                                 --------------

                                       OR

---------
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------   EXCHANGE ACT OF 1934


For the transition period from                   to
                                ----------------   ----------------


                         Commission File Number 0-24519
                                                -------


                              LIBERTY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   UNITED STATES OF AMERICA                                       22-3593532
--------------------------------------------------------------------------------
(State or other jurisdiction of
(I.R.S. Employer
  incorporation or organization)
Identification Number)


1410 St. Georges Avenue, Avenel, New Jersey                           07001
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code             732-499-7200
                                                               ------------

      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of April 25, 2001, 3,400,332 common shares, $1.00 par value, were outstanding.

                              LIBERTY BANCORP, INC.


                                      INDEX


                                                                                                 Page
                                                                                                Number
                                                                                              -----------

PART I                        FINANCIAL INFORMATION
         Item 1.  Financial Statements

                     Consolidated Statements of Financial Condition as of
                     March 31, 2001 (Unaudited) and December 31, 2000                              1


                     Consolidated Statements of Income for the Three
                     Months Ended March 31, 2001 and 2000 (Unaudited)                              2


                     Consolidated Statements of Comprehensive Income
                       for the Three Months Ended March 31, 2001
                       and 2000 (Unaudited)                                                        3


                     Consolidated Statements of Cash Flows for the Three
                       Months Ended March 31, 2001 and 2000 (Unaudited)                          4 - 5


                     Notes to Consolidated Financial Statements                                    6


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  7 - 10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    11 - 12


PART II           OTHER INFORMATION                                                               13

SIGNATURES                                                                                        14

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               March 31,      December 31,
                                                                                 2001            2000
                                                                            -------------    -------------
ASSETS                                                                       (Unaudited)
------
Cash and amounts due from depository institutions                           $   1,295,794    $   1,695,546
Interest-bearing deposits in other banks                                        4,833,624        2,861,403
                                                                            -------------    -------------

              Total cash and cash equivalents                                   6,129,418        4,556,949

Securities held to maturity                                                    14,595,642       19,484,583
Securities available for sale                                                  59,374,432       38,533,429
Loans receivable                                                              216,341,448      218,275,067
Premises and equipment                                                          6,210,766        6,187,524
Foreclosed real estate                                                               --               --
Federal Home Loan Bank of New York stock                                        2,355,100        2,355,100
Interest receivable                                                             1,865,104        1,721,026
Other assets                                                                      300,267          500,661
                                                                            -------------    -------------

              Total assets                                                  $ 307,172,177    $ 291,614,339
                                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                    $ 239,958,009    $ 223,609,329
Advances from Federal Home Loan Bank of New York                               30,000,000       29,800,000
Capitalized lease obligations                                                   2,584,617        2,587,766
Advance payments by borrowers for taxes and insurance                           2,466,685        2,444,990
Other liabilities                                                                 649,837          646,011
                                                                            -------------    -------------

              Total liabilities                                               275,659,148      259,088,096
                                                                            -------------    -------------

STOCKHOLDERS' EQUITY

Preferred stock; $1.00 par value, 10,000,000 shares
  authorized; issued and outstanding - none                                          --               --
Common stock; $1.00 par value, 20,000,000 shares
  authorized; 3,901,375 shares issued and
  3,400,332 and 3,548,399 shares outstanding at
  March 31, 2001 and December 31, 2000, respectively                            3,901,375        3,901,375
Paid-in-capital                                                                13,754,598       13,757,810
Retained earnings - substantially restricted                                   19,682,096       19,543,895
Unearned Employee Stock Ownership Plan ("ESOP") shares                         (1,063,510)      (1,100,183)
Unearned Recognition Retention Plan ("RRP") Stock                                (299,245)        (323,245)
Treasury stock, at cost; 501,043 and 352,976 shares at March 31, 2001 and
  December 31, 2000, respectively                                              (4,697,947)      (3,335,942)
Accumulated other comprehensive income -
  unrealized (loss) gain on securities available for sale, net                    235,662           82,533
                                                                            -------------    -------------

              Total stockholders' equity                                       31,513,029       32,526,243
                                                                            -------------    -------------

              Total liabilities and stockholders' equity                    $ 307,172,177    $ 291,614,339
                                                                            =============    =============

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
Interest income:
       Loans                                          $4,052,035   $3,685,139
       Securities held to maturity                       293,012      305,610
       Securities available for sale                     744,483      774,326
       Other interest-earning assets                      47,328       63,598
                                                      ----------   ----------

              Total interest income                    5,136,858    4,828,673
                                                      ----------   ----------

Interest expense:
       Deposits                                        2,761,786    2,371,665
       Advances                                          376,559      406,584
       Capitalized lease obligations                      66,653       67,159
                                                      ----------   ----------

              Total interest expense                   3,204,998    2,845,408
                                                      ----------   ----------

Net interest income                                    1,931,860    1,983,265
Provision for loan losses                                 40,000       30,000
                                                      ----------   ----------

Net interest income after provision for loan losses    1,891,860    1,953,265
                                                      ----------   ----------

Non-interest income:
       Fees and service charges on deposits               83,537       41,795
       Fees and service charges on loans                   7,839        5,275
       Miscellaneous                                      69,359       26,505
                                                      ----------   ----------

              Total non-interest income                  160,735       73,575
                                                      ----------   ----------

Non-interest expenses:
       Salaries and employee benefits                    831,887      681,419
       Net occupancy expense of premises                 255,637      192,657
       Equipment Depreciation and Maintenance            226,336      157,628
       Directors' fees                                    45,800       45,799
       Legal expenses                                     19,835       23,218
       Advertising                                       111,275      105,341
       Federal insurance premium                          10,510       11,905
       Miscellaneous                                     302,242      272,711
                                                      ----------   ----------

              Total non-interest expenses              1,803,522    1,490,678
                                                      ----------   ----------

Income before income taxes                               249,073      536,162
Income taxes                                              70,999      189,567
                                                      ----------   ----------

Net income                                            $  178,074   $  346,595
                                                      ==========   ==========

Net income per common share - basic/diluted               $ 0.05       $ 0.10
                                                      ==========   ==========

Weighted average number of
  common shares outstanding - basic                    3,389,515    3,490,174
                                                      ----------   ----------
                              diluted                  3,391,971    3,490,205
                                                      ==========   ==========


See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                        Three Months Ended
                                                                            March 31,
                                                                  -------------------------------
                                                                      2001              2000
                                                                  --------------    -------------
Net income                                                          $178,074          $346,595
                                                                    --------          --------
Other comprehensive income (loss) - unrealized holding gain
  (loss) on securities available for sale, net of
  income taxes (benefit) $89,933 and $40,475, respectively           153,129            68,918
                                                                    --------          --------

         Total other comprehensive income (loss)                     153,129            68,918
                                                                    --------          --------

Comprehensive income (loss)                                         $331,203          $415,513
                                                                    ========          ========

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended March 31,
                                                                        -----------------------------
                                                                              2001            2000
                                                                          -----------    -----------
Cash flows from operating activities:
      Net income                                                              178,074    $   346,595
      Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                       111,828        106,319
          Amortization of premiums and accretion of discounts, net             25,286         16,969
          Amortization of deferred loan fees, net                              15,258          9,440
          Provision for loan losses                                            40,000         30,000
          (Increase) decrease in accrued interest receivable                 (144,078)      (144,838)
          Decrease in other assets                                            200,394        307,769
          Amortization of unearned ESOPshares                                  33,461         23,835
          Amortization of RRPshares                                            24,000         24,279
          (Decrease) in other liabilities                                     (86,107)      (465,983)
                                                                          -----------    -----------

              Net cash provided by operating activities                       398,116        254,385
                                                                          -----------    -----------
Cash flows from investing activities:
      Maturities/Calls of securities held to maturity                       4,900,000           --
      (Purchases) of securities available for sale                        (23,679,800)          --
      Principal repayments on securities available for sale                 3,045,514      2,620,037
      Net decrease/(increase) in loans receivable                           1,878,361     (5,419,364)
      Net additions to premises and equipment                                (135,070)      (458,904)
                                                                          -----------    -----------

              Net cash (used in) investment activities                    (13,990,995)    (3,258,231)
                                                                          -----------    -----------
Cash flows from financing activities:
      Net (decrease) increase in deposits                                  16,348,680     (2,342,873)
      Advances from Federal Home Loan Bank of New York                        200,000      6,000,000
      Increase in advance payments by borrowers for taxes and insurance        21,695         19,908
      Repayment of capitalized lease obligations                               (3,149)        (1,551)
      Cash dividends paid                                                     (39,873)       (90,534)
      Purchase of RRP Stock                                                      --         (496,747)
      Purchase of treasury stock                                           (1,362,005)      (202,250)
                                                                          -----------    -----------

              Net cash provided by financing activities                    15,165,348      2,885,953
                                                                          -----------    -----------

Net increase/(decrease) in cash and cash equivalents                        1,572,469       (117,893)
Cash and cash equivalents - beginning                                       4,556,949      3,612,297
                                                                          -----------    -----------

Cash and cash equivalents - ending                                          6,129,418    $ 3,494,404
                                                                          ===========    ===========

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001        2000
                                                        ----        ----
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
           Interest                                 $3,112,153   $2,739,409
                                                    ==========   ==========

           Income taxes                             $    9,883   $  144,686
                                                    ==========   ==========


See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements, representing the consolidation of the financial results of Liberty Bancorp, Inc. (the "Company") and its subsidiary, Liberty Bank (the "Bank"), were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

The Company's assets at March 31, 2001 totaled $307.2 million, which represents an increase of $15.6 million or 5.34% as compared with $291.6 million at December 31, 2000. Such increase was largely due to a $20.7 million increase in securities available for sale partially offset by a $4.9 million decrease in securities held to maturity. The increase in securities available for sale is the result of $23.7 million in securities purchased partially offset by $3.0 million in principal repayments. The decrease in securities held to maturity is the result of exercised call options on notes held to maturity.

Cash and cash equivalents increased by $1.6 million or 34.51% to $6.1 million at March 31, 2001, from $4.6 million at December 31, 2000.

Net loans decreased $1.9 million or .89% to $216.3 million at March 31, 2001 from $218.2 million at December 31, 2000. The decrease during the three months ended March 31, 2001, resulted primarily from loan repayments exceeding loan originations.

The Company held no foreclosed real estate at either March 31, 2001 or December 31, 2000.

Deposits at March 31, 2001 increased $16.3 million or 7.31% to $239.9 million when compared with $223.6 million at December 31, 2000. The increase in deposits resulted from an increase of $13.5 million in deposits combined with $2.8 interest credited; specifically, the increases were $13.5 million in certificates of deposit, $2.1 million in savings accounts and $700,000 in checking accounts.

Stockholders' equity totaled $31.5 million and $32.5 million at March 31, 2001 and December 31, 2000, respectively. Such decrease was due largely to the repurchase of 148,067 shares of common stock at an average price of $9.20, totaling $1.4 million, and the payment of dividends, partially offset by retained earnings and unrealized gains on securities available for sale.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 2001 AND 2000

Net income decreased $169,000 or 48.6% to $178,000 for the three months ended March 31, 2001 compared with $347,000 for the same period in 2000. The decrease in net income during the 2001 period resulted from an increase in non-interest expense and a decrease in net interest income that were partially offset by an increase in non-interest income.

Interest income on loans increased by $367,000 or 10.0% to $4.1 million during the three months ended March 31, 2001 from $3.7 million during the same period in 2000. The increase during the 2001 period resulted from an increase of $12.1 million in the average balances of loans outstanding combined with an increase of 27 basis points in the yield earned on the loan portfolio.

Interest on securities available for sale, consisting of adjustable rate mortgage-backed securities and Collateralized Mortgage Obligations, decreased $30,000, or 3.9% to $744,000 during the three months ended March 31, 2001 from $774,000 for the same period in 2000. The decrease during the 2001 period resulted from a 52 basis point decline in the yield earned partially offset by a $2.1 million increase in the average balances of securities available for sale. The majority of these securities are adjustable rate mortgage backed securities and the rate decline is a reflection of declining market rates.

Interest income on securities held to maturity, consisting of short-term government agency bonds, decreased $12,600 to $293,000 during the three months ended March 31, 2001 from $305,600 for the same period in 2000. The decrease during the 2001 period resulted from a $2.1 million decrease in the average balances, partially offset by a 47 basis point increase in the yield earned on securities held to maturity. The increase in yield on these securities is the result of calls of securities originally purchased at a discount. The amount of the unaccreted discount is reflected as income when the security is called at par.

Interest income on other interest-earning assets decreased $16,000 to $47,000 during the three months ended March 31, 2001 when compared to $63,000 for the same period in 2000. The decrease during the 2001 period resulted from a 337 basis point decrease in the yield earned, partially offset by a $2.1 million increase in the average balance on this portfolio. Other interest-earning assets consist predominantly of federal funds and overnight deposits.

Interest expense on deposits increased by $390,000 or 16.45% to $2.76 million during the three months ended March 31, 2001 compared to $2.37 million for the same period in 2000. Such increase during the 2001 period was attributable to a $14.4 million or 6.81% increase in average balances of interest bearing deposits outstanding combined with a 40 basis point increase in cost of deposits. Such increase in deposits is the result of increased activity in the new branches. All rates offered in all of the bank's branches are competitive.

Interest expense on Federal Home Loan Bank of New York ("FHLB") advances decreased $30,000 or 7.38% to $377,000 during the quarter ended March 31, 2001 compared to $407,000 for the same period in 2000. Such decrease resulted from a 29 basis point decrease in the cost combined with a $667,000 decrease in the average balance of advances.

Interest expense on capitalized leases amounted to $67,000 for the three months ended March 31, 2001 and 2000.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (CONT'D.)

Net interest income decreased $51,000 or 2.6% to $1.93 million during the three months ended March 31, 2001 when compared with $1.98 million for the same period in 2000. Such decrease was due to an increase in total interest expense of $360,000 partially offset by an increase in total interest income of $308,000. The Bank's net interest rate spread decreased 22 basis points to 2.12% for the three months ended March 31, 2001. The yield on interest earning assets increased by 8 basis points which was offset by a 30 basis point increase in the cost of interest bearing liabilities.

During the three months ended March 31, 2001 and 2000, the Bank made provisions for loan losses of $40,000 and $30,000, respectively. The allowance for loan losses is based on management's evaluation of the risks inherent in its portfolio given due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions.

At March 31, 2001 and 2000, the Bank's non-performing loans which were delinquent ninety days or more totaled $242,000 or 0.08% of total assets and $309,000 or 0.11% of total assets, respectively.

Non-interest income increased by $87,000 or 118.5% to $161,000 during the three months ended March 31, 2001 when compared to $74,000 during the same period in 2000. The increase during the three months ended March 31, 2001 resulted primarily from increases in fees and service charges on deposits of $42,000 and miscellaneous fees of $43,000. Approximately $25,000 of the miscellaneous fees are the result of the Bank's special purpose finance subsidiary, Axia Financial Corporation ("Axia"), commencing the sale of investment products in the branches. Axia has entered into an agreement with a third party marketer of investment products. Bank customers are referred to representatives of the third party and a fee is paid to the bank if an investment is made.

Non-interest expenses increased by $313,000 or 21.0% to $1.80 million during the three months ended March 31, 2001 when compared to the same period in 2000. During the 2001 period, salaries and employee benefits expense, occupancy expense, equipment, advertising, and miscellaneous expenses increased by $150,500, $63,000, $69,000, $6,000, and $30,000, respectively. Most of these increases are related to increased marketing and branch expansion activities. The Bank completed its branch expansion program with the opening of the Milltown, NJ branch in October 2000 and the Edison, NJ branch in February 2001. During the same, period legal expense and deposit insurance premiums decreased by $3,400, and $1,400, respectively.

Income taxes totaled $71,000 and $190,000 for the three months ended March 31, 2001 and 2000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain liquid assets, as defined by Office of Thrift Supervision ("OTS") regulations to promote safe and sound operations of the Bank. The Bank's liquidity averaged 21.11% during the month of March 2001. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES  (CONT'D.)

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At March 31, 2001, the Bank had short-term outstanding advances of $9,000,000 and securities sold under agreements to repurchase of $21,000,000 from the FHLB.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2001, the Bank has outstanding commitments to originate loans of $4.0 million. Certificates of deposits scheduled to mature in one year or less at March 31, 2001, totaled $124.4 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, each savings institution must maintain tangible capital equal to at least 1.5% of its total adjusted assets, core capital equal to at least 4.0% of its total adjusted assets and total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at March 31, 2001 as compared to the minimum regulatory capital requirements:

                                                                                                         To Be Well
                                                                                                        Capitalized
                                                                                                        Under Prompt
                                                                          Minimum Capital                Corrective
                                                  Actual                   Requirements              Actions Provisions
                                         -------------------------    ------------------------    -------------------------
                                           Amount         Ratio         Amount        Ratio         Amount         Ratio
                                         ------------    ---------    ------------   ---------    ------------    ---------
       Total Capital
        (to risk-weighted assets)           $ 28,306       19.31%        $ 11,727       8.00%        $ 14,659       10.00%

       Tier I Capital
        (to risk-weighted assets)             27,380       18.68%              --         --            8,796        6.00%

       Core (Tier 1) Capital
        (to adjusted total assets)            27,380        8.94%          12,249       4.00%          15,312        5.00%

       Tangible Capital
        (to adjusted total assets)            27,380        8.94%           4,594       1.50%              --          --


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

At March 31, 2001, the Bank had adjustable mortgage loans of $40.0 million, or 18.5% of total loans and $58 million or 98% of securities available for sale in adjustable rate mortgage-backed securities.

NET PORTFOLIO VALUE

The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted to the OTS on the Bank's quarterly Thrift Financial Reports.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKED RISK

NET PORTFOLIO VALUE (CONT'D.)

The following table presents the Bank's NPV at December 31, 2000, the latest information available, as calculated by the OTS, which is based upon quarterly information that the Bank provided voluntarily to the OTS. In the opinion of management, there have been no material changes to the Bank's NPV since December 31, 2000.


                          Percentage Change in Net Portfolio Value
              -----------------------------------------------------------------
                  Changes
                 in Market          Projected       Estimated       Amount of
               Interest Rates         Change           NPV            Change
              -----------------    ------------    ------------    ------------
               (basis points)

                         300            (75.00)%        12,509         (16,820)
                         200            (48.00)%        18,378         (10,951)
                         100            (23.00)%        24,045          (5,284)
                          --                            29,329              --
                        (100)            18.00 %        33,320           3,991
                        (200)            31.00 %        36,132           6,803
                        (300)            39.00 %        39,750          10,421


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

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable

ITEM 5. OTHER INFORMATION

         On April 18, 2001 the Company declared a quarterly cash dividend of $0.03 per share, to be paid on May 16, 2001, to stockholders of record on May 2, 2001.

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

                                 LIBERTY BANCORP, INC.


Date:    MAY 14, 2001            By       /s/ John R. Bowen
      ---------------                ----------------------------------------
                                       John R. Bowen
                                        President and Chief Executive Officer



Date:    MAY 14, 2001            By:      /s/ Michael J. Widmer
      ---------------                ----------------------------------------
                                        Michael J. Widmer
                                        Executive Vice President,
                                        Chief Operating Officer and
                                        Chief Financial Officer