Form 10QSB
period 2001-06-30
LIBERTY BANCORP INC /NJ/
filed 2001-08-14
CIK 1057570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------

                                   FORM 10-QSB
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


For the quarterly period ended                  June 30, 2001
                                ------------------------------------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


For the transition period from                      to
                               -------------------       -----------------------


                         Commission File Number 0-24519
                                                -------


                              LIBERTY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  UNITED STATES OF AMERICA                                     22-3593532
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification Number)


1410 St. Georges Avenue, Avenel, New Jersey                      07001
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code            732-499-7200
                                                         -----------------------



      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No
                                                  ---    ---
                                          (2) Yes  X  No
                                                  ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of July 25, 2001, 3,351,332 common shares, $1.00 par value, were outstanding.

                              LIBERTY BANCORP, INC.


                                      INDEX

                                                                                                             Page
                                                                                                            Number
                                                                                                          -----------
PART I                        FINANCIAL INFORMATION

               Item 1.        Financial Statements

                                   Consolidated Statements of Financial Condition as of
                                    June 30, 2001 and December 31, 2000 (Unaudited)                             1


                                   Consolidated Statements of Income for the Six and Three
                                    Months Ended June 30, 2001 and 2000 (Unaudited)                             2


                                   Consolidated Statements of Comprehensive Income
                                     for the Six and Three Months Ended June 30, 2001
                                     and 2000 (Unaudited)                                                       3


                                   Consolidated Statements of Cash Flows for the Six
                                    Months Ended June 30, 2001 and 2000 (Unaudited)                           4 - 5


                                   Notes to Consolidated Financial Statements                                   6


               Item 2.        Management's Discussion and Analysis of
                               Financial Condition and Results of Operations                                  7 - 12

               Item 3.        Quantitative and Qualitative Disclosures About Market Risk                     13 - 14


PART II                       OTHER INFORMATION                                                                15

SIGNATURES                                                                                                     17


                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

                                                                                   June 30,             December 31,
                                                                                     2001                   2000
                                                                            -------------------    -------------------
ASSETS                                                                         (Unaudited)
------
Cash and amounts due from depository institutions                               $    1,626,258        $     1,695,546
Interest-bearing deposits in other banks                                             2,844,511              2,861,403
                                                                                --------------        ---------------

              Total cash and cash equivalents                                        4,470,769              4,556,949

Securities held to maturity                                                          6,395,991             19,484,583
Securities available for sale                                                      102,242,169             38,533,429
Loans receivable                                                                   209,397,315            218,275,067
Premises and equipment                                                               6,110,158              6,187,524
Foreclosed real estate                                                                       -                      -
Federal Home Loan Bank of New York stock                                             2,355,100              2,355,100
Interest receivable                                                                  1,970,102              1,721,026
Other assets                                                                           308,309                500,661
                                                                                --------------        ---------------

              Total assets                                                      $  333,249,913        $   291,614,339
                                                                                ==============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                         $ 249,490,845        $   223,609,329
Advances from Federal Home Loan Bank of New York                                    46,300,000             29,800,000
Capitalized lease obligations                                                        2,581,771              2,587,766
Advance payments by borrowers for taxes and insurance                                2,425,010              2,444,990
Other liabilities                                                                    1,028,634                646,011
                                                                                --------------        ---------------

              Total liabilities                                                    301,826,260            259,088,096
                                                                                --------------        ---------------

STOCKHOLDERS' EQUITY

Preferred stock; $1.00 par value, 10,000,000 shares
  authorized; issued and outstanding - none                                          -                      -
Common stock; $1.00 par value, 20,000,000 shares
  authorized; 3,901,375 shares issued and
  3,351,332 and 3,548,399 shares outstanding at
  June 30, 2001 and December 31, 2000, respectively                                  3,901,375              3,901,375
Paid-in-capital                                                                     13,755,268             13,757,810
Retained earnings - substantially restricted                                        19,929,203             19,543,895
Unearned Employee Stock Ownership Plan ("ESOP") shares                              (1,026,837)            (1,100,183)
Unearned Recognition Retention Plan ("RRP") Stock                                     (275,245)              (323,245)
Treasury stock, at cost; 550,043 and 352,976 shares at June 30, 2001 and
  December 31, 2000, respectively                                                   (5,223,447)            (3,335,942)
Accumulated other comprehensive income -
  unrealized (loss) gain on securities available for sale, net                         363,336                 82,533
                                                                                --------------        ---------------

              Total stockholders' equity                                            31,423,653             32,526,243
                                                                                --------------        ---------------

              Total liabilities and stockholders' equity                        $  333,249,913        $   291,614,339
                                                                                ==============        ===============

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                               Six Months Ended                          Three Months Ended
                                                                   June 30,                                   June 30,
                                                      -----------------------------------      -------------------------------------
                                                           2001                2000                    2001                2000
                                                      ---------------     ---------------      -----------------     ---------------
Interest income:
       Loans                                          $    8,026,993      $    7,494,496       $     3,974,959       $     3,809,357
       Securities held to maturity                           461,708             605,211               168,696               299,601
       Securities available for sale                       1,856,452           1,513,303             1,111,969               738,978
       Other interest-earning assets                         139,089             123,266                91,761                59,668
                                                      ---------------     ---------------      -----------------     ---------------

               Total interest income                      10,484,242           9,736,276             5,347,385             4,907,604
                                                      ---------------     ---------------      -----------------     ---------------

Interest expense:
       Deposits                                            5,607,154           4,753,773             2,845,367             2,382,108
       Advances                                              773,021             943,727               396,462               537,143
       Capitalized lease obligations                         132,848             134,303                66,194                67,144
                                                      ---------------     ---------------      -----------------     ---------------

               Total interest expense                      6,513,023           5,831,803             3,308,023             2,986,395
                                                      ---------------     ---------------      -----------------     ---------------

Net interest income                                        3,971,219           3,904,473             2,039,362             1,921,209
Provision for loan losses                                     40,000              60,000                     -                30,000
                                                      ---------------     ---------------      -----------------     ---------------

Net interest income after provision for loan losses        3,931,219           3,844,473             2,039,362             1,891,209
                                                      ---------------     ---------------      -----------------     ---------------

Non-interest income:
       Fees and service charges on deposits                  202,259              88,544               118,721                46,749
       Fees and service charges on loans                      13,828              21,689                 5,989                16,414
       Miscellaneous                                         159,752              69,312                90,393                42,807
                                                      ---------------     ---------------      -----------------     ---------------

               Total non-interest income                     375,839             179,545               215,103               105,970
                                                      ---------------     ---------------      -----------------     ---------------

Non-interest expenses:
       Salaries and employee benefits                      1,676,370           1,363,892               844,483               682,473
       Net occupancy expense of premises                     503,521             401,216               247,885               208,559
       Equipment depreciation and maintenance                432,671             319,841               206,335               162,213
       Directors' fees                                        89,800              88,033                44,000                42,234
       Legal expenses                                         58,041              57,864                38,206                34,646
       Advertising                                           223,266             215,671               111,990               110,330
       Federal insurance premium                              21,160              23,448                10,651                11,543
       Miscellaneous                                         617,312             566,007               315,071               293,296
                                                      ---------------     ---------------      -----------------     ---------------

               Total non-interest expenses                 3,622,141           3,035,972             1,818,621             1,545,294
                                                      ---------------     ---------------      -----------------     ---------------

Income before income taxes                                   684,917             988,046               435,844               451,885
Income taxes                                                 224,306             356,924               153,307               167,357
                                                      ---------------     ---------------      -----------------     ---------------

Net income                                            $      460,611      $      631,122       $       282,537       $       284,528
                                                      ===============     ===============      =================     ===============

Net income per common share - basic/diluted           $         0.14      $         0.18       $          0.09       $          0.08
                                                      ===============     ===============      =================     ===============

Weighted average number of
  common shares outstanding - basic                        3,336,174           3,470,719             3,283,353             3,450,979
                                                      ---------------     ---------------      -----------------     ---------------
                                 diluted                   3,338,809           3,470,719             3,286,166             3,450,979
                                                      ===============     ===============      =================     ===============

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------

                                   (Unaudited)


                                                                   Six Months Ended                    Three Months Ended
                                                                       June 30,                             June 30,
                                                            -------------------------------      -------------------------------
                                                                2001              2000              2001               2000
                                                            -------------     -------------      ------------       ------------
Net income                                                    $ 460,611         $ 631,122          $282,537           $284,528
                                                              ----------        ----------         ---------          --------

Other comprehensive income - unrealized holding gain
  on securities available for sale, net of
  income taxes                                                  280,803            87,420           127,674             18,502
                                                              ----------        ----------         ---------          --------

         Total other comprehensive income                       280,803            87,420           127,674             18,502
                                                              ----------        ----------         ---------          --------

Comprehensive income                                          $ 741,414         $ 718,542          $410,211           $303,030
                                                              ==========        ==========         =========          ========












See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                            --------------------------------------
                                                                                  2001                 2000
                                                                            -----------------    -----------------
Cash flows from operating activities:
      Net income                                                                $    460,611          $   631,122
      Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                              287,772              228,639
          Amortization of premiums and accretion of discounts, net                   135,431               46,628
          Amortization of deferred loan fees, net                                     17,969               23,330
          Provision for loan losses                                                   40,000               60,000
          (Increase) decrease in accrued interest receivable                        (249,076)            (134,613)
          Increase/ (decrease) in other assets                                       192,352               (2,635)
          Amortization of unearned ESOP shares                                        70,804               47,672
          Amortization of RRP shares                                                  48,000              125,502
          Increase (decrease) in other liabilities                                   217,706             (738,830)
                                                                                ------------          -----------

      Net cash provided by operating activities                                    1,221,569              286,815
                                                                                ------------          -----------
Cash flows from investing activities:
      Maturities/Calls of securities held to maturity                             13,100,000                    -
      (Purchases) of securities available for sale                               (74,575,718)                   -
      Principal repayments on securities available for sale                       11,165,859            5,193,638
      Net decrease/(increase) in loans receivable                                  8,819,783           (9,740,032)
      Net additions to premises and equipment                                       (210,406)            (530,511)
                                                                                ------------          -----------

      Net cash (used in) investment activities                                   (41,700,482)          (5,076,905)
                                                                                ------------          -----------
Cash flows from financing activities:
      Net increase (decrease) increase in deposits                                25,881,516           (8,564,129)
      Advances from Federal Home Loan Bank of New York                            16,500,000           14,400,000
      (Dec) inc in advnce pymnts by borrowers for taxes and insurance                (19,980)             124,319
      Repayment of capitalized lease obligations                                      (5,995)              (3,728)
      Cash dividends paid                                                            (75,303)            (179,953)
      Purchase of RRP stock                                                                -             (496,747)
      Purchase of treasury stock                                                  (1,887,505)            (486,527)
                                                                                ------------          -----------

      Net cash provided by financing activities                                   40,392,733            4,793,235
                                                                                ------------          -----------

Net (decrease)/increase in cash and cash equivalents                                 (86,180)               3,145
Cash and cash equivalents - beginning                                              4,556,949            3,612,297
                                                                                ------------          -----------

Cash and cash equivalents - ending                                              $  4,470,769          $ 3,615,442
                                                                                ============          ===========

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended June 30,
                                                                         -----------------------------------
                                                                              2001               2000
                                                                         ---------------    ----------------
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
           Interest                                                        $ 6,311,401         $ 5,855,014
                                                                           ===========         ===========

           Income taxes                                                    $   272,901         $   479,686
                                                                           ===========         ===========









See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1.    BASIS OF PRESENTATION
---------------------------

The accompanying unaudited financial statements, representing the consolidation of the financial results of Liberty Bancorp, Inc. (the "Company") and its subsidiary Liberty Bank (the "Bank"), were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   NET INCOME PER COMMON SHARE
--------------------------------

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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

The Company's assets at June 30, 2001 totaled $333.2 million, which represents an increase of $41.6 million or 14.3% as compared with $291.6 million at December 31, 2000. Such increase was largely funded by a $25.9 million increase in deposits combined with a $16.5 million increase in advances from the Federal Home Loan Bank of New York ("FHLB").

Cash and cash equivalents showed virtually no change at June 30, 2001 from December 31, 2000, with balances at $4.5 million.

Securities available for sale at June 30, 2001 increased by $63.7 million, or 165.5% to $102.2 million from $38.5 million at December 31, 2000. The increase during the six months ended June 30, 2001, resulted from purchases funded by strong deposit growth, FHLB advances and cash flows from the repayment of loans and securities.

Securities held to maturity decreased by $13.1 million due to accelerated cash repayment of callable notes during the six month period.

Net loans decreased $8.9 million or 4.1% to $209.4 million at June 30, 2001 from $218.3 million at December 31, 2000. The decrease during the six months ended June 30, 2001, resulted primarily from loan principal repayments.

Deposits at June 30, 2001 increased $25.9 million or 11.6% to $249.5 million when compared with $223.6 million at December 31, 2000. The increase in deposits resulted from interest credited of $5.5 million combined with $20.4 million in new deposits. The increase of new deposits is primarily due to the existence of the new branch locations and the attention paid to cross selling the existing customer base.

Stockholders' equity totaled $31.4 million and $32.5 million at June 30, 2001 and December 31, 2000, respectively. The decrease was largely due to common stock repurchases totaling $1.9 million and the payment of dividends partially offset by net income.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001
AND 2000

Net income decreased $2,000 or 0.7% to $283,000 for the three months ended June 30, 2001 compared with $285,000 for the same period in 2000. The decrease in net income during the 2001 period resulted primarily from an increase in non-interest expense offset by an increase in net interest income and non-interest income.

Interest income on loans increased by $166,000 or 4.36% to $4.0 million during the three months ended June 30, 2001 from $3.8 million during the same period in 2000. The increase during the 2001 period resulted from an increase of $2.4 million in the average balances of loans outstanding and a 23 basis point increase in the yield earned on the loan portfolio.

Interest on securities available for sale, consisting of adjustable rate mortgage-backed securities and Collateralized Mortgage Obligations, increased by $373,000 to $1.1 million during the three months ended June 30, 2001 from $739,000 for the same period in 2000. The increase during the 2001 period resulted from a $38.8 million increase in average balances of securities available for sale, partially offset by an 131 basis point decrease in the yield earned on such securities.

Interest on securities held to maturity, consisting of short-term and mid-term government agency bonds, decreased $131,000 to $169,000 during the three months ended June 30, 2001 from $300,000 for the same period in 2000. The decrease during the 2001 period resulted from an $11.0 million decrease in average balances of securities held to maturity partially offset by a 175 basis point increase in the yield earned on such securities.

Interest income on other interest-earning assets increased by $32,000 during the three months ended June 30, 2001 when compared to same period in 2000. The increase during the 2001 period resulted from a $2.2 million increase in the average balance partially offset by a 29 basis point decrease in the yield on this portfolio.

Interest expense on deposits increased by $463,000 or 19.4% to $2.85 million during the three months ended June 30, 2001 as compared with $2.38 million for the same period in 2000. Such increase during the 2001 period was attributable to a $33.0 million or 15.8% increase in average balances of interest bearing deposits outstanding combined with a 14 basis point increase in the cost of funds. Interest expense on FHLB advances and other borrowings decreased by $142,000 or 23.4% to $463,000 during the three months ended June 30, 2001 when compared to $604,000 for the same period in 2000. The decrease during the 2001 period was attributable to a 156 basis point decrease in the cost of FHLB advances and other borrowings partially offset by a $589,000 increase in such liabilities.

Net interest income increased $118,000 or 6.1% to $2.04 million during the three months ended June 30, 2001 when compared with $1.92 million for the same period in 2000. Such increase was due to an increase in total interest income of $440,000 partially offset by an increase in total interest expense of $322,000. The net interest rate spread decreased 5 basis points to 2.17% for the three months ended June 30, 2001. The yield on interest earning assets decreased by 17 basis points which was partially offset by a 12 basis point decrease in the cost of interest bearing liabilities.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (CONT'D.)

During the three months ended June 30, 2001 the Bank made no provision for loan losses as the existing allowance was deemed to be adequate. During the three months ended June 30, 2000, the Bank made provisions for loan losses of $30,000. The allowance for loan losses is based on management's evaluation of the risks inherent in the Bank's portfolio given due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions.

At June 30, 2001 and 2000, the Bank's non-performing loans which were delinquent ninety days or more totaled $214,000 or 0.06% of total assets and $318,000 or 0.11% of total assets, respectively; all such loans were on non-accrual status.

Non-interest income increased by $109,000 or 102.8% to $215,000 during the three months ended June 30, 2001 when compared to $106,000 during the same period in 2000. The increase during the three months ended June 30, 2001 resulted primarily from increases in fees and service charges on deposits and miscellaneous income of $72,000 and $47,000, respectively, partially offset by a decrease in fees and service charges on loans of $10,400.

Non-interest expenses increased by $274,000 or 17.7% to $1.82 million during the three months ended June 30, 2001 when compared to the same period in 2000. During the 2001 period salaries and employee benefits expense, occupancy expense, equipment, directors' fees, legal, advertising and miscellaneous expenses increased by $162,000, $40,000, $44,000, $2,000, $3,600, $1,600 and
$22,000 respectively. These increases are primarily related to establishing two new branches (Milltown in October 2000 and Edison in February 2001). During the same period deposit insurance premiums decreased by $1,000.

Income taxes totaled $153,000 and $167,000 for the three months ended June 30, 2001 and 2000, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net income decreased $170,000 or 26.9% to $461,000 for the six months ended June 30, 2001 compared with $631,000 for the same period in 2000. The decrease in net income during the 2001 period resulted primarily from increases in non-interest expense partially offset by an increase in net-interest income and an increase in non-interest income.

Interest income on loans increased by $533,000 or 7.1% to $8.0 million during the six months ended June 30, 2001 from $7.5 million during the same period in 2000. The increase during the 2001 period resulted from an increase of $7.2 million in the average balances of loans outstanding and a 26 basis point increase in the yield earned on the loan portfolio.

Interest on securities available for sale, consisting of adjustable rate mortgage-backed securities and Collateralized Mortgage Obligations, increased by $343,000 to $1.86 million during the six months ended June 30, 2001 from $1.51 million for the same period in 2000. The increase during the 2001 period resulted from a $20.4 million increase in average balances of securities available for sale offset by a 100 basis points decrease in the yield earned on such securities.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (CONT'D.)

Interest on securities held to maturity, consisting of short-term and mid-term government agency bonds, decreased by $144,000 to $462,000 during the six months ended June 30, 2001 from $605,000 for the same period in 2000. The decrease during the 2001 period resulted from a $6.5 million decrease in average balances of securities held to maturity partially offset by a 92 basis points increase in the yield earned on such securities.

Interest income on other interest-earning assets increased by $16,000 during the six months ended June 30, 2001 when compared to same period in 2000. The increase during the 2001 period resulted from a $2.2 million increase in the average balance offset by a 183 basis point decrease in the yield on this portfolio.

Interest expense on deposits increased by $853,000 or 17.9% to $5.61 million during the six months ended June 30, 2001 when compared to $4.75 million for the same period in 2000. Such increase during the 2001 period was attributable to a $24.3 million or 11.6% increase in average balances of interest bearing deposits outstanding combined with a 26 basis point increase in cost of funds.

Interest expense on FHLB advances and other borrowings decreased by $172,000 or 15.9% to $906,000 during the six months ended June 30, 2001 when compared to $1.1 million for the same period in 2000. Such decrease during the 2001 period was attributable to a 98 basis point decrease in cost of FHLB advances and other borrowings outstanding while the average balance of such liabilities remained static.

Net interest income increased $67,000 or 1.7% to $3.97 million during the six months ended June 30, 2001 when compared with $3.90 million for the same period in 2000. Such increase was due to an increase in total interest income of $748,000 partially offset by an increase in total interest expense of $681,000. The net interest rate spread decreased 13 basis points to 2.15% for the six months ended June 30, 2001. The yield on interest earning assets decreased by 5 basis points combined with an 8 basis point increase in the cost of interest bearing liabilities.

During the six months ended June 30, 2001 and 2000, the Bank made provisions for loan losses of $40,000 and $60,000, respectively. The allowance for loan losses is based on management's evaluation of the risks inherent in the Bank's portfolio given due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions.

At June 30, 2001 and 2000, the Bank's non-performing loans which were delinquent ninety days or more totaled $214,000 or 0.06% of total assets and $318,000 or 0.11% of total assets, respectively; all such loans were on non-accrual status.

Non-interest income increased by $196,000 or 108.8% to $376,000 during the six months ended June 30, 2001 when compared to $180,000 during the same period in 2000. The increase during the six months ended June 30, 2001 resulted primarily from increases in fees and service charges on deposits and miscellaneous income of $113,000 and $91,000, respectively, partially offset by a decrease in fees and service charges on loans of $8,000.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (CONT'D.)

Non-interest expenses increased by $586,000 or 19.3% to $3.6 million during the six months ended June 30, 2001 when compared to the same period in 2000. During the 2001 period salaries and employee benefits expense, occupancy expense, equipment, directors' fees, legal, advertising and miscellaneous expenses increased by $312,000, $102,000, $113,000, $1,800, $200, $7,600 and $51,000,
respectively. These increases are primarily related to establishing two new branches (Milltown in October 2000 and Edison in February 2001). During the same period deposit insurance premiums decreased by $2,300.

Income taxes totaled $224,000 and $357,000 for the six months ended June 30, 2001 and 2000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations and ensure the Bank's safe and sound operations. The Bank's liquidity averaged 30.09% during the month of June 2001. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At June 30, 2001, the Bank had short-term outstanding advances of $19,300,000 and securities sold under agreements to repurchase of $27,000,000 from the FHLB.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2001, the Bank has outstanding commitments to originate loans of $7.7 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2001, totaled $135.8 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, each savings institution must maintain tangible capital equal to at least 1.5% of its total adjusted assets, core capital equal to at least 4.0% of its total adjusted assets and total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at June 30, 2001 as compared to the minimum regulatory capital requirements:

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

                                                                                                         To Be Well
                                                                                                        Capitalized
                                                                                                        Under Prompt
                                                                          Minimum Capital                Corrective
                                                  Actual                   Requirements              Actions Provisions
                                         -------------------------    ------------------------    -------------------------
                                           Amount         Ratio         Amount        Ratio         Amount         Ratio
                                         ------------    ---------    ------------   ---------    ------------    ---------
       Total Capital
        (to risk-weighted assets)           $ 28,588       19.05%        $ 12,008       8.00%        $ 15,010       10.00%

       Tier I Capital
        (to risk-weighted assets)             27,737       18.48%              -         -              9,006        6.00%

       Core (Tier 1) Capital
        (to adjusted total assets)            27,737        8.35%          13,288       4.00%          16,610        5.00%

       Tangible Capital
        (to adjusted total assets)            27,737        8.35%           4,983       1.50%               -          -


SUPERVISORY EXAMINATION

The OTS and the Federal Deposit Insurance Corporation ("FDIC") as part of their regulatory oversight of the thrift industry periodically examine the Bank's financial statements. As a result of these examinations, the regulators can direct that the Bank make adjustments to its financial statements based on their findings. Through the latest supervisory examinations, no adjustments have been directed.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

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

The Bank has pursued the following strategies to manage interest rate risk: (1) originating one-to-four family adjustable rate mortgage loans, (2) purchasing adjustable rate mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, (3) increasing adjustable rate home equity lending and fixed-rate home equity lending with maturities of five years or less, (4) investing in shorter-term securities which generally have lower yields compared to longer term investments, but which better position the Bank to reinvest its assets if market interest rates increase and (5) originating commercial real estate loans with shorter maturities than residential loans.

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

At June 30, 2001, the Bank had adjustable rate mortgage loans of $37.9 million, or 18.1% of total loans and $83.9 million or 82% of securities available for sale in adjustable rate mortgage-backed securities.

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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------


NET PORTFOLIO VALUE (CONT'D.)

The following table presents the Bank's NPV at March 31, 2001, the latest information available, as calculated by the OTS, which is based upon quarterly information that the Bank provided voluntarily to the OTS. In the opinion of management, there have been no material changes to the Bank's NPV since March 31, 2001.



               Percentage Change in Net Portfolio Value
       ------------------------------------------------------------------
            Changes
           in Market          Projected       Estimated        Amount of
         Interest Rates         Change           NPV            Change
       -----------------    ------------    -------------    ------------
         (basis points)

                    300        (50.00)%         18,506         (18,764)
                    200        (34.00)%         24,695         (12,575)
                    100        (18.00)%         30,739          (6,531)
                      -         -               37,270           -
                   (100)        12.00 %         41,861            4,591
                   (200)        19.00 %         44,473            7,204
                   (300)        28.00 %         47,618           10,348



Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV requires making certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income, and will differ from actual results. The Bank will not limit projected changes in NPV if the required action would present a disproportionate risk to the Bank's continued profitability.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's 2001 Annual Meeting of Stockholders was held on May 23, 2001. The Annual Meeting was conducted for the purpose of considering and acting upon the election of four directors, the approval of amendments to the Company's 1999 Stock Option Plan and the Bank's 1999 Recognition and Retention Plan, and the ratification of the appointment of Radics & Co., LLC as the Company's auditors for the year ending December 31, 2001. The following table reflects the tabulation of the votes with respect to each matter voted upon at the 2001 Annual Meeting.



               Matter Considered                                         Number of Votes
-----------------------------------------------------------------------------------------------------------------------
                                                        For                  Withheld             Broker Non-Votes
                                               ---------------------- ------------------------ ------------------------
(1)     Election of Directors
             Nominees
        --------------------
        John C. Marsh                                    3,110,876            69,415
        Paul J. McGovern                                 3,112,176            68,115
        Nelson L. Taylor                                 3,111,876            68,415
        Annette Catino                                   3,112,076            68,215

        In addition, the following directors' terms of office continued through the Annual Meeting of Stockholders: John R. Bowen, Neil R. Bryson,
        Anthony V. Caruso and Michael J. Widmer.


                                                    For            Against            Abstain        Broker Non-Votes
                                               ----------------------------------------------------------------------
(2)     The approval of amendments to the         3,058,813         118,378           3,100
        Company's 1999 Stock Option Plan

(3)     The approval of amendments to the         3,059,145         118,146           3,000
        Bank's 1999 Recognition and
        Retention Plan

(4)     Ratification  of the  appointment  of     3,143,818           31,003          5,470
        Radics  &  Co.,  LLC  as  independent
        auditors  for  the  Company  for  the
        year ending December 31, 2001


ITEM 5. Other Information
        -----------------

        On July 18, 2001 the Company declared a quarterly cash dividend of $0.03 per share, to be paid on August 15, 2001, to stockholders of record on August 1, 2001.

ITEM 6. Exhibits and Reports On Form 8-K
        --------------------------------

        (a)  Exhibits:

       11. Computation of earnings per common share.

        (b)  Reports on Form 8-K:

                  None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         LIBERTY BANCORP, INC.


Date:    August 13, 2001                 By    /s/ John R. Bowen
      ----------------------------         -------------------------------------
                                           John R. Bowen
                                           President and Chief Executive Officer



Date:    August 13, 2001                 By:      /s/ Michael J. Widmer
      ----------------------------         -------------------------------------
                                           Michael J. Widmer
                                           Executive Vice President
                                           Chief Operating and Financial Officer