Form 10QSB
period 2001-09-30
LIBERTY BANCORP INC /NJ/
filed 2001-11-14
CIK 1057570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB
(Mark One)

-----
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2001
                                ------------------------------------------------

                                       OR

-----
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------      ----------------------

                         Commission File Number 0-24519
                                                -------

                              LIBERTY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   UNITED STATES OF AMERICA                                  22-3593532
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification Number)


1410 St. Georges Avenue, Avenel, New Jersey                           07001
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code         732-499-7200
                                                     ---------------------------


      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No
                                                  ---   ---
                                          (2) Yes  X  No
                                                  ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of October 25, 2001, 3,267,072 common shares, $1.00 par value, were outstanding.

                              LIBERTY BANCORP, INC.


                                      INDEX


                                                                                             Page
                                                                                            Number
                                                                                          ----------

PART I               FINANCIAL INFORMATION

           Item 1.   Financial Statements

                         Consolidated Statements of Financial Condition as of
                           September 30, 2001 and December 31, 2000 (Unaudited)               1

                         Consolidated Statements of Income for the Nine and Three
                           Months Ended September 30, 2001 and 2000 (Unaudited)               2

                         Consolidated Statements of Comprehensive Income
                           for the Nine and Three Months Ended September 30, 2001
                           and 2000 (Unaudited)                                               3

                         Consolidated Statements of Cash Flows for the Nine
                           Months Ended September 30, 2001 and 2000 (Unaudited)             4 - 5

                         Notes to Consolidated Financial Statements                           6

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                          7 - 12

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk            13 - 14

PART II                       OTHER INFORMATION                                              15

SIGNATURES                                                                                   16


                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                               September 30,           December 31,
                                                                                     2001                  2000
                                                                               --------------        ---------------
ASSETS                                                                        (Unaudited)
------
Cash and amounts due from depository institutions                                 $ 1,705,989            $ 1,695,546
Interest-bearing deposits in other banks                                            2,992,000              2,861,403
                                                                               --------------         --------------

              Total cash and cash equivalents                                       4,697,989              4,556,949

Securities held to maturity                                                         1,000,000             19,484,583
Securities available for sale                                                     115,612,354             38,533,429
Loans receivable                                                                  204,548,073            218,275,067
Premises and equipment                                                              5,975,780              6,187,524
Foreclosed real estate                                                                      -                      -
Federal Home Loan Bank of New York stock                                            2,535,000              2,355,100
Interest receivable                                                                 1,946,859              1,721,026
Other assets                                                                        1,485,115                500,661
                                                                               --------------         --------------

              Total assets                                                      $ 337,801,170          $ 291,614,339
                                                                               ==============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                        $ 256,627,173          $ 223,609,329
Advances from Federal Home Loan Bank of New York                                   44,500,000             29,800,000
Capitalized lease obligations                                                       2,578,165              2,587,766
Advance payments by borrowers for taxes and insurance                               2,205,366              2,444,990
Other liabilities                                                                   1,007,802                646,011
                                                                               --------------         --------------

              Total liabilities                                                   306,918,506            259,088,096
                                                                               --------------         --------------

STOCKHOLDERS' EQUITY

Preferred stock; $1.00 par value, 10,000,000 shares
  authorized; issued and outstanding - none                                         -                      -
Common stock; $1.00 par value, 20,000,000 shares
  authorized; 3,901,375 shares issued and
  3,267,072 and 3,548,399 shares outstanding at
  September 30, 2001 and December 31, 2000, respectively                            3,901,375              3,901,375
Paid-in-capital                                                                    13,763,419             13,757,810
Retained earnings - substantially restricted                                       20,164,396             19,543,895
Unearned Employee Stock Ownership Plan ("ESOP") shares                               (990,164)            (1,100,183)
Unearned Recognition Retention Plan ("RRP") Stock                                    (251,245)              (323,245)
Treasury stock, at cost; 634,303 and 352,976 shares at September 30, 2001 and
  December 31, 2000, respectively                                                  (6,279,967)            (3,335,942)
Accumulated other comprehensive income -
  unrealized (loss) gain on securities available for sale, net                        574,850                 82,533
                                                                               --------------         --------------

              Total stockholders' equity                                           30,882,664             32,526,243
                                                                               --------------         --------------

              Total liabilities and stockholders' equity                        $ 337,801,170          $ 291,614,339
                                                                               ==============         ==============

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Nine Months Ended                        Three Months Ended
                                                               September 30,                             September 30,
                                                     -----------------------------------    ---------------------------------------
                                                          2001                2000                2001                   2000
                                                     ----------------    ---------------    -----------------      ----------------
Interest income:
       Loans                                            $11,818,566        $11,440,184          $ 3,791,573            $ 3,945,688
       Securities held to maturity                          504,143            902,963               42,434                297,752
       Securities available for sale                      3,323,642          2,240,342            1,467,190                727,039
       Other interest-earning assets                        203,416            187,353               64,327                 64,088
                                                     ----------------    ---------------    -----------------      ----------------

              Total interest income                      15,849,767         14,770,842            5,365,524              5,034,567
                                                     ----------------    ---------------    -----------------      ----------------

Interest expense:
       Deposits                                           8,376,079          7,175,245            2,768,925              2,421,472
       Advances                                           1,271,840          1,617,782              498,818                674,054
       Capitalized lease obligations                        199,722            201,413               66,875                 67,110
                                                     ----------------    ---------------    -----------------      ----------------

              Total interest expense                      9,847,641          8,994,440            3,334,618              3,162,636
                                                     ----------------    ---------------    -----------------      ----------------

Net interest income                                       6,002,126          5,776,402            2,030,906              1,871,931
Provision for loan losses                                    40,000             90,000                    -                 30,000
                                                     ----------------    ---------------    -----------------      ----------------

Net interest income after provision for loan losses       5,962,126          5,686,402            2,030,906              1,841,931
                                                     ----------------    ---------------    -----------------      ----------------

Non-interest income:
       Fees and service charges on deposits                 327,780            148,700              125,522                 60,157
       Fees and service charges on loans                     38,028             30,583               24,200                  8,894
       Miscellaneous                                        254,721            115,769               94,969                 46,457
                                                     ----------------    ---------------    -----------------      ----------------

              Total non-interest income                     620,529            295,052              244,691                115,508
                                                     ----------------    ---------------    -----------------      ----------------

Non-interest expenses:
       Salaries and employee benefits                     2,565,317          2,023,163              888,948                659,269
       Net occupancy expense of premises                    759,799            616,188              256,277                214,972
       Equipment depreciation and maintenance               644,661            489,347              211,991                169,506
       Directors' fees                                      131,400            131,000               41,600                 42,967
       Legal expenses                                        78,792             82,380               20,750                 24,517
       Advertising                                          330,945            321,600              107,680                105,929
       Federal insurance premium                             32,503             34,762               11,342                 11,314
       Loss from foreclosed real estate                           -                241                    -                    241
       Miscellaneous                                        942,774            824,294              325,460                258,287
                                                     ----------------    ---------------    -----------------      ----------------

              Total non-interest expenses                 5,486,191          4,522,975            1,864,048              1,487,002
                                                     ----------------    ---------------    -----------------      ----------------

Income before income taxes                                1,096,464          1,458,479              411,549                470,437
Income taxes                                                367,000            530,229              142,694                173,305
                                                     ----------------    ---------------    -----------------      ----------------

Net income                                                $ 729,464          $ 928,250            $ 268,855              $ 297,132
                                                     ================    ===============    =================      ================

Net income per common share - basic/diluted                  $ 0.22             $ 0.27               $ 0.08                 $ 0.09
                                                     ================    ===============    =================      ================

Weighted average number of
  common shares outstanding - basic                       3,299,566          3,457,863            3,227,545              3,432,293
                                                     ================    ===============    =================      ================
                               diluted                    3,310,955          3,457,863            3,256,442              3,432,293
                                                     ================    ===============    =================      ================



See notes to consolidated financial statements.
                                      -2-

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                 Nine Months Ended                   Three Months Ended
                                                                   September 30,                        September 30,
                                                           -------------------------------     -----------------------------
                                                               2001              2000              2001             2000
                                                           --------------    -------------     -------------     ----------

Net income                                                    $ 729,464        $ 928,250          $268,855        $297,132
                                                           --------------    -------------     -------------     ----------

Other comprehensive income - unrealized holding gain
  on securities available for sale, net of
  income taxes                                                  492,317          234,532           211,514         147,112
                                                           --------------    -------------     -------------     ----------

         Total other comprehensive income                       492,317          234,532           211,514         147,112
                                                           --------------    -------------     -------------     ----------

Comprehensive income                                        $ 1,221,781      $ 1,162,782          $480,369        $444,244
                                                           ==============    =============     =============     ==========












See notes to consolidated financial statements.
                                       -3-

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                            -----------------------------------
                                                                                 2001                  2000
                                                                            ---------------     ---------------
Cash flows from operating activities:
      Net income                                                                 $ 729,464           $ 928,250
      Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                            361,243             344,424
          Amortization of premiums and accretion of discounts, net                 304,177             113,832
          Amortization of deferred loan fees, net                                   43,384              23,179
          Provision for loan losses                                                 40,000              90,000
          (Increase) in accrued interest receivable                               (225,833)           (356,945)
          (Increase) in other assets                                              (984,454)           (703,562)
          Amortization of unearned ESOP shares                                     115,628              76,553
          Amortization of RRP shares                                                72,000             149,502
          Increase (decrease) in other liabilities                                  72,652            (773,598)
                                                                            ---------------     ---------------

      Net cash provided by operating activities                                    528,261            (108,365)
                                                                            ---------------     ---------------
Cash flows from investing activities:
      Maturities/Calls of securities held to maturity                           18,500,000                   -
      (Purchases) of securities available for sale                            (100,167,676)                  -
      Principal repayments on securities available for sale                     23,550,613           7,806,788
      Net decrease/(increase) in loans receivable                               13,643,610         (16,172,059)
      Net (additions) to premises and equipment                                   (149,499)           (542,430)
                                                                            ---------------     ---------------

      Net cash (used in) investment activities                                 (44,622,952)         (8,907,701)
                                                                            ---------------     ---------------
Cash flows from financing activities:
      Net increase/(decrease) in deposits                                       33,017,844          (7,158,296)
      Advances from Federal Home Loan Bank of New York                          14,700,000          10,400,000
      Proceeds from securities sold under agreements to repurchase                       -           6,900,000
      (Dec)/inc in advnce pymnts by borrowers for taxes and insurance             (239,624)             24,805
      Repayment of capitalized lease obligations                                    (9,601)             (5,965)
      Cash dividends paid                                                         (108,963)           (216,900)
      Purchase of FHLB Stock                                                      (179,900)                  -
      Purchase of RRP stock                                                              -            (496,747)
      Purchase of treasury stock                                                (2,944,025)           (486,528)
                                                                            ---------------     ---------------

      Net cash provided by financing activities                                 44,235,731           8,960,369
                                                                            ---------------     ---------------

Net increase/(decrease) in cash and cash equivalents                               141,040             (55,697)
Cash and cash equivalents - beginning                                            4,556,949           3,612,297
                                                                            ---------------     ---------------

Cash and cash equivalents - ending                                             $ 4,697,989         $ 3,556,600
                                                                            ---------------     ---------------
                                                                            ===============     ===============



See notes to consolidated financial statements.
                                       -4-

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Nine Months Ended September 30,
                                                          -----------------------------------
                                                               2001               2000
                                                          ----------------   ----------------

Supplemental disclosure of cash flow information:
           Cash paid during the year for:
           Interest                                          $ 9,601,244        $ 8,962,046
                                                             ============       ===========

           Income taxes                                      $   289,509        $   634,713
                                                             ============       ===========















See notes to consolidated financial statements.
                                      -5-

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION
---------------------------

The accompanying unaudited financial statements, representing the consolidation of the financial results of Liberty Bancorp, Inc. (the "Company") and its subsidiary Liberty Bank (the "Bank"), were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------------------------------

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

The Company's assets at September 30, 2001 totaled $337.8 million, which represents an increase of $46.2 million or 15.8% as compared with $291.6 million at December 31, 2000. Such increase was largely funded by a $33.0 million increase in deposits combined with a $14.7 million increase in advances from the Federal Home Loan Bank of New York ("FHLB").

Cash and cash equivalents showed virtually no change at September 30, 2001 from December 31, 2000, with balances at $4.7 million and $4.5 million, respectively.

Securities available for sale at September 30, 2001 increased by $77.1 million, or 200.3% to $115.6 million from $38.5 million at December 31, 2000. The increase during the nine months ended September 30, 2001 resulted from purchases funded by strong deposit growth, FHLB advances and cash flows from the repayment of loans and securities.

Securities held to maturity decreased by $18.5 million due to accelerated cash repayment of callable notes during the nine-month period.

Net loans decreased $13.8 million or 6.3% to $204.5 million at September 30, 2001 from $218.3 million at December 31, 2000. The decrease during the nine months ended September 30, 2001, resulted from loan principal repayments on residential loans partially offset by commercial loans closed.

Deposits at September 30, 2001 increased $33.0 million or 14.7% to $256.6 million when compared with $223.6 million at December 31, 2000. The increase in deposits resulted from interest credited of $7.9 million combined with $25.1 million in new deposits. The increase of new deposits is primarily due to the existence of the Bank's three new branch locations in Edison, Milltown and Monroe, NJ.

Stockholders' equity totaled $30.9 million and $32.5 million at September 30, 2001 and December 31, 2000, respectively. The decrease was largely due to common stock repurchases totaling $2.9 million and the payment of dividends partially offset by net income.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net income decreased $28,000 or 9.4% to $269,000 for the three months ended September 30, 2001 compared with $297,000 for the same period in 2000. The decrease in net income during the 2001 period resulted primarily from an increase in non-interest expense offset by increases in net interest income and non-interest income.

Interest income on loans decreased by $154,000 or 3.91% to $3.8 million during the three months ended September 30, 2001 from $3.95 million during the same period in 2000. The decrease during the 2001 period resulted from a decrease of $10.4 million in the average balances of loans outstanding partially offset by an 8 basis point increase in the yield earned on the loan portfolio. The increase in yield earned on the loan portfolio is due to an increase in the Bank's commercial loan portfolio. The commercial mortgage loans generally earn a higher rate of return than residential loans.

Interest on securities available for sale, consisting of adjustable rate mortgage-backed securities and Collateralized Mortgage Obligations, increased by $740,000 to $1,467,000 during the three months ended September 30, 2001 from $727,000 for the same period in 2000. The increase during the 2001 period resulted from a $71.8 million increase in average balances of securities available for sale, partially offset by a 178 basis point decrease in the yield earned on such securities. The decline in yield is related to the general decline of market interest rates during the last year.

Interest on securities held to maturity, consisting of short-term and mid-term government agency bonds, decreased $255,000 to $42,000 during the three months ended September 30, 2001 from $297,000 for the same period in 2000. The decrease during the 2001 period resulted from a $17.7 million decrease in average balances of securities held to maturity partially offset by a 332 basis point increase in the yield earned on such securities.

Interest income on other interest-earning assets consisting of cash and FHLB stock remained virtually unchanged at $64,000 for the three months ended September 30, 2001 and 2000. An $847,000 increase in the average balances on other interest-earning assets was offset by a 96 basis point decrease in the yield on such assets.

Interest expense on deposits increased by $347,000 or 14.3% to $2.77 million during the three months ended September 30, 2001 as compared with $2.42 million for the same period in 2000. Such increase during the 2001 period was attributable to a $41.2 million or 20.0% increase in average balances of interest bearing deposits outstanding partially offset by a 24 basis point decrease in the cost of funds. Interest expense on FHLB advances and other borrowings decreased by $175,000 or 26.0% to $499,000 during the three months ended September 30, 2001 when compared with $674,000 for the same period in 2000. The decrease during the 2001 period was attributable to a 204 basis point decrease in the cost of FHLB advances and other borrowings partially offset by a $3.3 million increase in such liabilities.

Net interest income increased $159,000 or 8.5% to $2.03 million during the three months ended September 30, 2001 when compared with $1.87 million for the same period in 2000. Such increase was due to an increase in total interest income of $331,000 partially offset by an increase in total interest expense of $172,000. The net interest rate spread decreased 3 basis points to 2.10% for the three months ended September 30, 2001. The yield on interest earning assets decreased by 58 basis points which was partially offset by a 55 basis point decrease in the cost of interest bearing liabilities.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (CONT'D.)

During the three months ended September 30, 2001 the Bank made no provision for loan losses as the existing allowance was deemed to be adequate. During the three months ended September 30, 2000, the Bank made provisions for loan losses of $30,000. The allowance for loan losses is based on management's evaluation of the risks inherent in the Bank's portfolio given due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions.

At September 30, 2001 and 2000, the Bank's non-performing loans which were delinquent ninety days or more totaled $370,000 or 0.10% of total assets and $194,000 or 0.07% of total assets, respectively; all such loans were on non-accrual status. The Bank maintains reserves for loan loss of $850,700 and $872,000 for the periods ended September 30, 2001 and 2000, respectively.

Non-interest income increased by $129,000 or 111.2% to $245,000 during the three months ended September 30, 2001 when compared with $116,000 during the same period in 2000. The increase during the three months ended September 30, 2001 resulted from increases in fees and service charges on deposits, fees and service charges on loans and miscellaneous income of $66,000, $15,000 and $48,000, respectively.

Non-interest expenses increased by $377,000 or 25.4% to $1.86 million during the three months ended September 30, 2001 when compared with $1.48 million the same period in 2000. During the 2001 period salaries and employee benefits expense, occupancy expense, depreciation, advertising, federal insurance premiums and miscellaneous expenses increased by $230,000, $41,000, $42,000, $2,000, $28, and
$67,000, respectively. These increases are primarily related to establishing two new branches (Milltown in October 2000 and Edison in February 2001). During the same period directors' fees, legal expense and loss from foreclosed real estate decreased by $1,300, $3,800, and $241, respectively.

Income taxes totaled $143,000 and $173,000 for the three months ended September 30, 2001 and 2000, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net income decreased $199,000 or 21.4% to $729,000 for the nine months ended September 30, 2001 compared with $928,000 for the same period in 2000. The decrease in net income during the 2001 period resulted primarily from an increase in non-interest expense partially offset by increases in net-interest income and non-interest income.

Interest income on loans increased by $378,000 or 3.3% to $11.8 million during the nine months ended September 30, 2001 from $11.4 million during the same period in 2000. The increase during the 2001 period resulted from an increase of $1.3 million in the average balances of loans outstanding and a 19 basis point increase in the yield earned on the loan portfolio.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (CONT'D.)

Interest on securities available for sale, consisting of adjustable rate mortgage-backed securities and Collateralized Mortgage Obligations, increased by $1.08 million, or 48.4%, to $3.3 million during the nine months ended September 30, 2001 from $2.24 million for the same period in 2000. The increase during the 2001 period resulted from a $37.5 million increase in average balances of securities available for sale partially offset by a 132 basis point decrease in the yield earned on such securities.

Interest on securities held to maturity, consisting of short-term and mid-term government agency bonds, decreased by $399,000 to $504,000 during the nine months ended September 30, 2001 from $903,000 for the same period in 2000. The decrease during the 2001 period resulted from a $10.3 million decrease in average balances of securities held to maturity partially offset by a 110 basis points increase in the yield earned on such securities.

Interest income on other interest-earning assets increased by $16,000 during the nine months ended September 30, 2001 when compared to same period in 2000. The increase during the 2001 period resulted from a $1.7 million increase in the average balance partially offset by a 154 basis point decrease in the yield on this portfolio.

Interest expense on deposits increased by $1.2 million or 16.7% to $8.37 million during the nine months ended September 30, 2001 when compared with $7.17 million for the same period in 2000. Such increase during the 2001 period was attributable to a $28.9 million or 13.9% increase in average balances of interest bearing deposits outstanding partially offset by a 12 basis point decrease in cost of funds.

Interest expense on FHLB advances and other borrowings decreased by $346,000 or 21.4% to $1.27 million during the nine months ended September 30, 2001 when compared to $1.61 million for the same period in 2000. Such decrease during the 2001 period was attributable to a 145 basis point decrease in cost of FHLB advances and other borrowings outstanding partially offset by a $1.09 million increase in the average balance of such liabilities.

Net interest income increased $226,000 or 3.91% to $6.00 million during the nine months ended September 30, 2001 when compared with $5.77 million for the same period in 2000. Such increase was due to an increase in total interest income of $1.08 partially offset by an increase in total interest expense of $854,000. The net interest rate spread decreased 12 basis points to 2.09% for the nine months ended September 30, 2001. The yield on interest earning assets decreased by 23 basis points combined with an 11 basis point decrease in the cost of interest bearing liabilities.

During the nine months ended September 30, 2001 and 2000, the Bank made provisions for loan losses of $40,000 and $90,000, respectively. The allowance for loan losses is based on management's evaluation of the risks inherent in the Bank's portfolio given due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions.

At September 30, 2001 and 2000, the Bank's non-performing loans which were delinquent ninety days or more totaled $370,000 or 0.10% of total assets and $194,000 or 0.07% of total assets, respectively; all such loans were on non-accrual status.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (CONT'D.)

Non-interest income increased by $326,000 or 110.3% to $621,000 during the nine months ended September 30, 2001 when compared with $295,000 during the same period in 2000. The increase during the nine months ended September 30, 2001 resulted primarily from increases in fees and service charges on deposits, fees and service charges on loans and miscellaneous income of $179,000, $7,400 and $139,000, respectively.

Non-interest expenses increased by $963,000 or 21.3% to $5.5 million during the nine months ended September 30, 2001 when compared to the same period in 2000. During the 2001 period salaries and employee benefits expense, occupancy expense, depreciation, directors' fees, advertising and miscellaneous expenses increased by $542,000, $144,000, $155,000, $400, $9,300, and $118,000,
respectively. These increases are primarily related to establishing two new branches (Milltown in October 2000 and Edison in February 2001). During the same period legal expense, deposit insurance premiums and loss on foreclosed real estate decreased by $3,600, $2,300 and $240, respectively.

Income taxes totaled $367,000 and $530,000 for the nine months ended September 30, 2001 and 2000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations and ensure the Bank's safe and sound operations. The Bank's liquidity averaged 26.45% during the month of September 2001. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At September 30, 2001, the Bank had short-term outstanding advances of $9,000,000 and securities sold under agreements to repurchase of $35,500,000 from the FHLB.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2001, the Bank has outstanding commitments to originate loans of $4.6 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2001, totaled $120.1 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, each savings institution must maintain tangible capital equal to at least 1.5% of its total adjusted assets, core capital equal to at least 4.0% of its total adjusted assets and total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at September 30, 2001 as compared to the minimum regulatory capital requirements:

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------------------------------


                                                                                                         To Be Well
                                                                                                        Capitalized
                                                                                                        Under Prompt
                                                                          Minimum Capital                Corrective
                                                  Actual                   Requirements              Actions Provisions
                                         -------------------------    ------------------------    -------------------------
                                           Amount         Ratio         Amount        Ratio         Amount         Ratio
                                         ------------    ---------    ------------   ---------    ------------    ---------
       Total Capital
        (to risk-weighted assets)           $ 28,918       19.05%        $ 12,147       8.00%        $ 15,184       10.00%

       Tier I Capital
        (to risk-weighted assets)             28,067       18.48%              -         -              9,110        6.00%

       Core (Tier 1) Capital
        (to adjusted total assets)            28,067        8.34%          13,467       4.00%           7,592        5.00%

       Tangible Capital
        (to adjusted total assets)            28,067        8.34%           5,050       1.50%               -          -


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

The Bank has pursued the following strategies to manage interest rate risk: (1) originating one-to-four family adjustable rate mortgage loans, (2) purchasing adjustable rate mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, (3) increasing adjustable rate home equity lending and fixed-rate home equity lending with maturities of five years or less, and (4) originating commercial real estate loans with shorter maturities than residential loans.

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

At September 30, 2001, the Bank had adjustable rate mortgage loans of $33.3 million, or 21.7% of total loans and $98.2 million or 87% of securities available for sale in adjustable rate mortgage-backed securities.

NET PORTFOLIO VALUE

Management, through the use of an OTS model that estimates the change in the Bank's net portfolio value ("NPV"), monitors the Bank's interest rate sensitivity over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

NET PORTFOLIO VALUE (CONT'D.)

According to an OTS provided model, at June 30, 2001 the Bank's NPV was $35.6 million. This model calculates how an immediate and sustained change in market interest rates will effect the Bank's NPV. The following table presents the results of an OTS model at June 30, 2001, the latest information available, which is based upon quarterly information that the Bank provided voluntarily to the OTS. In the opinion of management, there have been no material changes to the Bank's NPV since June 30, 2001.



            Changes
           in Market          Projected       Estimated         Amount of
         Interest Rates         Change           NPV              Change
        -----------------    ------------    -------------    --------------
         (basis points)                        (000's)           (000's)

                   300        (55.00)%       $  16,041         $ (19,625)
                   200        (36.00)%          22,987           (12,679)
                   100        (17.00)%          29,523            (6,144)
                    --                          35,666             -
                  (100)        12.00 %          40,070             4,404
                  (200)        20.00 %          42,632             6,966
                  (300)        27.00 %          45,266             9,599



Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income, and will differ from actual results. The Bank will not limit projected changes in NPV if the required action would present a disproportionate risk to the Bank's continued profitability.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                           PART II . OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
       -----------------

       The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts which in the aggregate are believed by management to be immaterial to the financial condition or operations of the Company.

ITEM 2.CHANGES IN SECURITIES
       ---------------------

       Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
       -------------------------------

       Not applicable.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ---------------------------------------------------


       Not applicable.

ITEM 5.OTHER INFORMATION
       -----------------

       On October 17, 2001 the Company declared a quarterly cash dividend of $0.03 per share, to be paid on November 14, 2001, to stockholders of record on October 31, 2001.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
       --------------------------------

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


Date:    November 13, 2001            By   /s/ John R. Bowen
      ----------------------------         -------------------------------------
                                           John R. Bowen
                                           President and Chief Executive Officer



Date:    November 13, 2001            By:  /s/ Michael J. Widmer
      ----------------------------         -------------------------------------
                                           Michael J. Widmer
                                           Executive Vice President
                                           Chief Operating and Financial Officer

                                                                       Exhibit 1

                              LIBERTY BANCORP, INC.

                        COMPUTATION OF EARNINGS PER SHARE
                        ---------------------------------

                                                                                 Nine Months               Three Months
                                                                                    Ended                      Ended
                                                                             September 30, 2001         September 30, 2001
                                                                           ------------------------   ------------------------

              Net income                                                        $        729,464           $        268,855
                                                                                -----------------          -----------------

              Weighted average common shares outstanding                               3,299,566                  3,227,545

              Common stock equivalents due to dilution effect
               of stock options                                                           11,389                     28,897
                                                                                -----------------          -----------------

              Total weighted average common shares and
               equivalents outstanding                                                 3,310,955                  3,256,442
                                                                                -----------------          -----------------

              Basic earnings per common share                                   $           0.22           $           0.08
                                                                                =================          =================

              Diluted earnings per common share                                 $           0.22           $           0.08
                                                                                =================          =================