Form 10KSB
period 2001-12-31
LIBERTY BANCORP INC /NJ/
filed 2002-03-28
CIK 1057570

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


    [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
    [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transaction period from         to
                                               -------    -------


                         Commission File Number: 0-24519

                              LIBERTY BANCORP, INC.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                           FEDERAL                                                        22-3593532
--------------------------------------------------------------             ---------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)             (I.R.S. Employer Identification Number)

                1410 ST. GEORGES AVENUE, AVENEL, NJ                                           07001
              ---------------------------------------                                       ----------
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

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                    -----------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES       X       NO
     ------------    ------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         The registrant's revenues for the fiscal year ended December 31, 2001 were $21.9 million.

         As of February 15, 2002, there were issued and outstanding 3,267,072 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of such date ($17.00) was $17.8 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2001 (Parts II and IV).

2.   Proxy Statement for the May 22, 2002 Annual Meeting of Stockholders (Part
     III).

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

LIBERTY BANCORP, INC.

         Liberty Bancorp, Inc. (the "Company") was formed on June 30, 1998 for the purpose of acting as the holding company for Liberty Bank (the "Bank"). As of December 31, 2001, the Company's unconsolidated assets of $31.3 million consisted primarily of the outstanding capital stock of the Bank and cash and investments, representing a portion of the net proceeds from the Company's stock offering completed June 30, 1998 in connection with the mutual holding company reorganization of the Bank. At December 31, 2001, 1,199,343 shares of the Company's common stock, par value $1.00 per share, were held by the public, and 2,067,729 shares were held by Liberty Bancorp, MHC, the Company's parent mutual holding company. The Company's principal business is overseeing and directing the business of the Bank and investing the net stock offering proceeds retained by it.

         At December 31, 2001, the Company had consolidated total assets of $323.0 million, consolidated total deposits of $257.7 million and consolidated total equity of $31.3 million.

         The Company's executive office is located at 1410 St. Georges Avenue, Avenel, New Jersey 07001. Its telephone number at this address is (732) 499-7200.

LIBERTY BANK

         The Bank was organized as a building and loan association in 1927 and became a federal savings and loan association in 1942. The Bank changed its name from Axia Federal Savings Bank to Liberty Bank in connection with the Bank's mutual holding company reorganization completed June 30, 1998. The Bank conducts its business from its corporate headquarters located in Avenel, New Jersey and six branch offices located in Union and Middlesex Counties, New Jersey. The Bank has traditionally operated as a community-oriented lender offering various mortgage and consumer loan products. The Bank is primarily engaged in the business of offering savings and other FDIC-insured deposits to the general public and using those funds to originate loans secured by one-to-four family residences and commercial real estate located in Union and Middlesex Counties.

         The Bank's executive offices are located at 1410 St. Georges Avenue, Avenel, New Jersey 07001. Its telephone number at that location is (732) 499-7200.

MARKET AREA

         The Bank's headquarters are located in Avenel, New Jersey in the township of Woodbridge. Branch offices of the Bank are located in East Brunswick, Edison, Rahway, Linden, Milltown and Monroe Township. All the branches and the main office are located in the Bank's primary market area consisting of Middlesex and Union Counties. Middlesex and Union Counties are contiguous and are located in the eastern central part of New Jersey. The economies of Middlesex and Union counties are based on retail services and light manufacturing, especially pharmaceuticals. Both Johnson & Johnson and Merck and Co. have an administrative and research presence in this market. Among the largest employers in Middlesex and Union Counties are John F. Kennedy Medical Center, Robert Wood Johnson Medical Center, Merck and Co. and Johnson & Johnson. The Bank faces competition from many financial institutions for deposits and loan originations.

LENDING ACTIVITIES

         GENERAL. The Bank has traditionally concentrated its lending activities on first mortgage loans secured by one-to-four family properties that conform to the underwriting guidelines of Fannie Mae and Freddie Mac (often referred to as "conforming loans"). Fannie Mae and Freddie Mac are federally chartered corporations that purchase loans in the secondary mortgage market and issue mortgage-backed securities that are secured by the underlying mortgages. In past years, the Bank has increased its concentration of multi-family residential real estate loans, commercial real estate loans and home equity loans.

         LOAN PORTFOLIO ANALYSIS. The following tables set forth the composition of the Bank's loan portfolio at the dates indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as disclosed below.


                                                                  AT DECEMBER 31,
                                    ----------------------------------------------------------------------------
                                             2001                      2000                       1999
                                    ------------------------  -----------------------  -------------------------
                                      AMOUNT       PERCENT      AMOUNT      PERCENT      AMOUNT        PERCENT
                                    ----------   -----------  ----------  -----------  ----------    -----------
                                                              (DOLLARS IN THOUSANDS)
Real estate loans:
    One-to-four family.........     $  146,828        74.05%     $  171,735       78.44%  $  182,100       89.86%
    Multi-family...............          6,595         3.33           5,560        2.54        2,143        1.06
    Commercial.................         24,739        12.48          22,807       10.42        7,553        3.72
                                        ------   ----------      ----------  ----------   ----------   ---------
      Total real estate loans..        178,162        89.86         200,102       91.40      191,796       94.64
                                    ----------   ----------      ----------  ----------   ----------   ---------

Consumer loans:
    Home equity................         19,749         9.96          18,605        8.50       10,616        5.24
    Other......................            363         0.18             204        0.10          235        0.12
                                    ----------   ----------      ----------  ----------   ----------   ---------
    Total consumer loans.......         20,112        10.14          18,809        8.60       10,851        5.36
                                    ----------   ----------      ----------  ----------   ----------   ---------
    Total loans................        198,274       100.00         218,911      100.00%     202,647      100.00%
                                    ----------   ----------      ----------  ----------   ----------   ---------
Less:
    Deferred loan origination costs       (220)                        (250)                     (172)
    Allowance for loan losses..            926                          886                      788
                                    ----------                   ----------               ----------

Total loans, net...............     $  197,568                   $  218,275               $  202,031
                                    ----------                   ==========               ==========


                                                    AT DECEMBER 31,
                                    ----------------------------------------------------
                                            1998                       1997
                                    ------------------------     -----------------------
                                      AMOUNT       PERCENT         AMOUNT      PERCENT
                                    ----------   -----------     ----------  -----------
                                               (DOLLARS IN THOUSANDS)
Real estate loans:
    One-to-four family.........     $  166,573        93.23%     $  143,623       93.88%
    Multi-family...............          1,200         0.67           1,258        0.82
    Commercial.................          3,367         1.88           1,906        1.25
                                    ----------   ----------      ----------  ----------
      Total real estate loans..        171,140        95.78         146,787       95.95
                                    ----------   ----------      ----------  ----------

Consumer loans:
    Home equity................          7,133         4.00           5,706        3.73
    Other......................            388         0.22             491        0.32
                                    ----------   ----------      ----------  ----------
    Total consumer loans.......          7,521         4.22           6,197        4.05
                                    ----------   ----------      ----------  ----------
    Total loans................        178,661       100.00%        152,984      100.00%
                                    ----------   ----------      ----------  ----------
Less:
    Deferred loan origination fees          24                           61
    Allowance for loan losses..            760                          723
                                    ----------                   ----------

Total loans, net...............     $  177,877                   $  152,200
                                    ==========                   ----------

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

         The Bank offers ARM loans at competitive interest rates and terms. At December 31, 2001, $42.7 million, or 23.9%, of the Bank's gross loan portfolio consisted of ARM loans or other loans subject to periodic interest rate adjustments. Substantially all of the Bank's ARM loans meet the underwriting standards of Fannie Mae or Freddie Mac, even though the Bank originates ARM loans primarily for its own portfolio. Most of the Bank's ARM loans have interest rates that adjust every year based on the one-year Treasury constant maturity index. The Bank also originates ARM loans that have fixed interest rates for an initial period of three to ten years, and thereafter adjust annually based on the one-year Treasury constant maturity index. A small percentage of the Bank's ARM loans adjust based on other indices. Most of the Bank's ARM loans amortize over a 30-year period. The Bank determines whether a borrower qualifies for an ARM loan based on the initial interest rate on the loan, except that one-year ARM loan borrowers are qualified at the initial rate plus 2%. The Bank's current ARM loans do not provide for negative amortization. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 6%, respectively. The Bank offers initial interest rates that may be more than 2% below the interest rate to which the loan may adjust after the first adjustment date, (based on market interest rates at the time the loan is originated). Accordingly, because of the Bank's 2% interest rate adjustment limitation, the interest rates on these loans would not adjust to the fully-indexed rate at the end of the adjustment period if interest rates were to increase or remain unchanged at the end of the adjustment period.

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

         MULTI-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Bank originates mortgage loans secured by multi-family residential properties (consisting of more than four units). The Bank offers both fixed-rate and adjustable-rate multi-family residential real estate loans. Fixed rate loans are generally offered with a balloon term of ten years with a 25 year amortization period, and with a "balloon" or final principal payment due at maturity. The Bank also offers a 15 year fixed rate multi-family residential loan with a 15 year term and amortization period and a one, five or ten year adjustable-rate loan with a 25 year term and amortization period. The interest rate on the adjustable rate loans is tied to the Treasury Index that corresponds to the time between adjustments. At December 31, 2001, the average balance of the Bank's multi-family residential real estate loans was $264,000, and the largest such loan had a balance of $587,000 and was performing in accordance with its contractual terms.

         The Bank requires appraisals of all properties securing multi-family residential real estate loans. Appraisals are performed by an independent State-licensed and qualified appraiser approved by the Bank, and all appraisals are reviewed by management. The Bank, when underwriting such loans, considers the quality of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. Loan-to-value ratios on the Bank's multi-family residential real estate loans are generally limited to 75%. As part of the criteria for underwriting multi-family residential real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.25. The Bank's policy is also to obtain personal guarantees from the principals of its corporate borrowers on multi-family residential real estate loans.

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

         COMMERCIAL REAL ESTATE LENDING. The Bank originates mortgage loans for the acquisition or refinance of commercial real estate properties. The Bank offers both fixed-rate and adjustable-rate commercial real estate loans. Fixed rate loans are generally offered with a balloon term of ten years with a 25 year amortization period, and with a "balloon" or final principal payment due at maturity. The Bank also offers a 15 year fixed rate multi-family residential loan with a 15 year term and amortization period and a one, five or ten year adjustable-rate loan with a 25 year term and amortization period. The interest rate on the adjustable rate loans is tied to the Treasury Index with a term that corresponds to the time between adjustments. At December 31, 2001, the average balance of the Bank's commercial real estate loans was $334,000, and the largest such loan had a balance of $2.3 million and was performing in accordance with its contractual terms.

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

         CONSTRUCTION LENDING. To a lesser extent, the Bank originates residential construction loans to local home builders and to individuals who have a contract with a builder for the construction of their residence. The Bank's construction loans are generally secured by property located in the Bank's primary market area. At December 31, 2001, the Bank had no construction loans outstanding.

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

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans and loans with no stated maturity are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loans losses.


                                                 ONE-TO-FOUR
                                                   FAMILY     MULTI-FAMILY  COMMERCIAL    CONSUMER       TOTAL
                                                 -----------  ------------  ----------   ----------   ----------
                                                                          (IN THOUSANDS)
Amounts Due:
Within 1 year...............................     $     182    $      --     $      --    $     565    $     747
Over 1 to 2 years...........................           912           --            --          172        1,084
Over 2 to 3 years...........................         2,569           --            --          366        2,935
Over 3 to 5 years...........................         1,232           --            --        1,157        2,389
Over 5 to 10 years..........................        13,519        1,149         2,428        5,156       22,252
Over 10 to 25 years.........................        65,806        5,446        21,298       12,696      105,246
Over 25 years...............................        62,608           --         1,013           --       63,621
                                                 ---------    ---------     ---------    ---------    ---------
Total amount due............................     $ 146,828    $   6,595     $  24,739    $  20,112    $ 198,274
                                                 =========    =========     =========    =========    =========

         The following table sets forth the dollar amount of all loans for which final payment is not due until after December 31, 2002. The table also shows the amount of loans that have fixed rates of interest and those that have adjustable rates of interest.


                                                FIXED RATES        ADJUSTABLE RATES            TOTAL
                                              ---------------    --------------------     ---------------
                                                                    (IN THOUSANDS)
   Real estate loans:
     One-to-four family ..............           $ 114,296             $  32,350             $146,646
     Multi-family.....................               6,595                    --                6,595
     Commercial.......................              19,480                 5,259               24,739
                                                 ---------             ---------             --------
   Total real estate loans............             140,371                37,609              177,980

   Consumer...........................              15,160                 4,387               19,547
                                                 ---------             ---------             --------

     Total loans......................           $ 155,531             $  41,996             $197,527
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

         LOAN SOLICITATION AND PROCESSING. The Bank's lending activities are subject to the written underwriting standards and loan origination procedures established by the Board of Directors. Loan originations come from a number of sources. The principal sources of loan originations are newspaper advertising, direct mail, loan brokers, real estate agents, home builders, walk-in customers, referrals and existing customers. The Bank uses professional fee appraisers for residential real estate loans and construction loans and all commercial real estate loans. The Bank requires hazard, title and, to the extent applicable, flood insurance on all property securing its real estate loans. Loan officers initiate mortgage loan applications. Loans greater than $500,000 are approved by the Board's Executive Committee acting with the consent of the full Board and consisting of the Bank's President and three non-employee directors. Loans of less than $500,000 and greater than $300,000 are approved by the Bank's Loan Committee, which consists of the Bank's President, the Bank's Executive Vice President and Vice President of Lending. The Vice President or Assistant Vice President of Lending may approve loans up to $300,000.

         LOAN ORIGINATIONS, SALES AND PURCHASES. The following table sets forth total loans originated and repaid during the periods indicated.


                                                                     YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                               2001            2000           1999
                                                            -----------    -----------    -----------
                                                                          (IN THOUSANDS)
Originations:
------------
   Adjustable rate:
     Real estate
       One-to-four family (1)..........................      $   3,144      $   7,713       $  6,632
       Multi-family....................................             --             --             --
       Commercial......................................          6,255             --             --
       Construction....................................             --             --             --
     Consumer..........................................          6,981          2,908          1,441
                                                             ---------      ---------       --------
       Total adjustable rate...........................         16,380         10,621          8,073
                                                             ---------      ---------       --------
   Fixed rate:
     Real estate
       One-to-four family..............................          8,915          4,534         41,752
       Multi-family....................................          1,606          3,531          1,326
       Commercial......................................          5,155         15,418          4,810
       Construction....................................             --             --             --
     Consumer..........................................          5,590          8,605          4,960
                                                             ---------      ---------       --------
       Total fixed rate................................         21,266         32,088         52,848
                                                             ---------      ---------       --------
       Total loans originated..........................         37,646         42,709         60,921
                                                             ---------      ---------       --------

Purchases:
---------
   Real estate:
     One-to-four family................................             --             --             --
     Multi-family......................................             --            111             54
     Commercial........................................             --             --             --
   Consumer............................................             --             --             --
                                                             ---------      ---------       --------
     Total loans purchased.............................             --            111             54
                                                             ---------      ---------       --------

Sales and Repayments:
--------------------
   Real estate:
     One-to-four family................................          6,588             --             --
     Multi-family......................................             --             --             --
     Commercial........................................             --             --             --
   Consumer............................................             --             --             --
                                                             ---------      ---------       --------
     Total loans sold..................................          6,588             --             --
                                                             ---------      ---------       --------

Principal repayments...................................         52,655         26,877         36,627
                                                             ---------      ---------       --------
   Total reductions....................................         59,243         26,877         36,627
                                                             ---------      ---------       --------
Increase in other items, net...........................            960            321           (362)
                                                             ---------      ---------       --------
   Net increase (decrease).............................      $ (20,637)     $  16,264       $ 23,986
                                                             ==========     =========       ========
---------------------------------

(1) Originations include mortgage loans which adjust annually after an initial fixed-rate period of five, seven or ten years in the following amounts:


                                                                      YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                               2001            2000           1999
                                                            -----------    -----------    -----------
                                                                           (IN THOUSANDS)

   Initial fixed rate:
     Five years........................................     $      --        $    --        $  3,294
     Seven years.......................................            --            300           1,219
     Ten years.........................................            --             --             257

         LOAN COMMITMENTS. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and generally remain outstanding for 45 to 60 days from the date the commitment is issued, depending on the type of transaction. At December 31, 2001, the Bank had total loan commitments of $3.4 million and commitments to customers for unused lines of credit of $4.2 million outstanding.

         LOAN FEES. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, late payments and for miscellaneous services related to its loans. Income from these activities varies from period-to-period depending upon the volume and type of loans made and competitive conditions.

         The Bank charges loan origination fees that are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, net loan origination fees/costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized as expense $79,400 and $30,000 of net deferred loan fees/costs during the years ended December 31, 2001 and 2000, respectively.

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

         The Bank's Board of Directors is informed monthly of the status of all mortgage loans delinquent more than 60 days, all loans in foreclosure and all foreclosed and repossessed property owned by the Bank. Additionally, the Bank's Board of Directors reviews monthly the status of all commercial loans with an original balance in excess of $500,000.

         The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. As of such dates, the Bank had no restructured loans within the meaning of SFAS No. 15 and SFAS No. 114.

                                                                    AT DECEMBER 31,
                                            --------------------------------------------------------------
                                               2001         2000         1999         1998         1997
                                            ---------     --------     ---------    ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
   Non-accruing loans:
   ------------------
     One-to-four family..................   $     585     $    118     $     243    $     505    $     844
     Multi-family........................          73           73            72           66           65
     Commercial..........................          --           --            --           22           --
     Consumer............................          --           --            --           --           --
                                            ---------     --------     ---------    ---------    ---------

       Total...........................           658          191           315          593          909
                                            ---------     --------     ---------    ---------    ---------

   Accruing loans delinquent 90 days or more:
   ------------------------------------------
     One-to-four family................            42           --            --           --           --
     Multi-family......................            --           --            --           --           --
     Commercial........................            --           --            --           --           --
     Consumer (1)......................            --           --             7            7           25
                                            ---------     --------     ---------    ---------    ---------

     Total.............................            42           --             7            7           25
                                            ---------     --------     ---------    ---------    ---------

   Real estate owned...................            --           --            80          106          121
                                            ---------     --------     ---------    ---------    ---------

   Total non-performing assets.........     $     700     $    191     $     402    $     706    $   1,055
                                            =========     ========     =========    =========    =========

   Total as a percentage of total assets         0.22%        0.07%         0.14%        0.27%        0.49%
                                            =========     ========     =========    =========   ==========

---------------------
(1)  Consists of student loans backed by a government guarantee.

         Interest income that would have been recorded for the fiscal years ended December 31, 2001 and 2000 had nonaccruing loans been current in accordance with their original terms amounted to $47,000 and $19,000, respectively. The Bank recorded $28,000 and $12,000, respectively, of interest income on such loans for such periods.

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 2001.

                                                          LOANS DELINQUENT FOR:
                    -------------------------------------------------------------------------------------------------
                              60-89 DAYS                    90 DAYS AND OVER              TOTAL DELINQUENT LOANS
                    -------------------------------  -------------------------------  -------------------------------
                                           PERCENT                          PERCENT                          PERCENT
                                           OF LOAN                          OF LOAN                          OF LOAN
                     NUMBER     AMOUNT    CATEGORY    NUMBER     AMOUNT    CATEGORY    NUMBER     AMOUNT    CATEGORY
                    ---------  ---------  ---------  ---------  ---------  ---------  --------   --------   ---------
                                                            (DOLLARS IN THOUSANDS)
Real Estate:
  One-to-four family      1    $   181        0.12%       5      $  627       0.43%        6      $   808       0.55%
  Multi-family....       --         --          --        1          73       1.11         1           73       1.11
  Commercial......       --         --          --       --          --         --        --           --         --
  Consumer........       --         --          --       --          --         --        --           --         --
                    -------    -------    ---------  ------      ------    --------   --------    -------    --------
  Total loans.....        1    $   181        0.09%       6      $  700       0.35%        7      $   881       0.44%
                    =======    =======    =========  ======      ======    ========   ========    =======    ========

         REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate acquired in settlement of loans until sold. Foreclosed real estate is held for sale and such assets are carried at fair value minus estimated cost to sell the property. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value less estimated selling costs. At December 31, 2001, the Bank had no real estate acquired in settlement of loans.

         RESTRUCTURED LOANS. Under Generally Accepted Accounting Principals ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank had no restructured loans as of December 31, 2001.

         ASSET CLASSIFICATION. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each institution insured by FDIC review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory risk based capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Bank. As of December 31, 2001, the Bank had $231,000 of assets designated as "special mention," and $410,000 of assets classified substandard, $25,000 classified doubtful and nothing classified loss.

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

         Management believes that the amount maintained in the allowance at December 31, 2001 is adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                  AT OR FOR THE YEARS
                                                                  ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                               2001         2000         1999         1998         1997
                                            ---------     --------     ---------    ---------    ---------
                                                                (DOLLARS IN THOUSANDS)

   Balance at beginning of period.........  $   886       $  788       $  760       $  723       $   534
   Charge-offs
   Real estate:
     One-to-four family...................                     6           10            7            11
     Multi-family and other...............       --           --           22           --            --
                                            -------       ------       ------       ------       -------
       Total..............................                     6           32            7            11

   Total Recoveries.......................       --           --           --           --            --
                                            -------       ------       ------       ------       -------

   Net charge-offs........................                     6           32            7            11

   Additions charged to operations........       40          104           60           44           200
                                            -------       ------       ------       ------       -------

   Balance at end of period...............  $   926       $  886       $  788       $  760       $   723
                                            =======       ======       ======       ======       =======

   Ratio of net charge-offs during the
     period to average loans outstanding
     during the period ...................                    --         0.02%        0.01%         0.01%
                                            =======       ======       ======       ======       =======

   Ratio of net charge-offs during the
     period to average non-performing
     assets ..............................                    --         5.31%        2.61%        1.04%
                                            =======       ======       ======      =======      =======


         The activity in the allowance for loan losses is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                               2001        2000          1999         1998         1997
                                            ---------   ----------    ----------   ----------   ----------
                                                                    (IN THOUSANDS)

   Balance - beginning....................   $   886       $  788       $  760       $  723       $   534
   Provisions charged to operations.......        40          104           60           44           200
   Loans charged off, net of recoveries...        --           (6)         (32)          (7)          (11)
                                             -------       ------       ------       ------       -------
   Balance - ending.......................   $   926       $  886       $  788       $  760       $   723
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

                                                                          AT DECEMBER 31,
                             -----------------------------------------------------------------------------------------------------
                                          2001                               2000                              1999
                             -------------------------------   -------------------------------   ---------------------------------
                                                   LOANS IN                          LOANS IN                            LOANS IN
                                          LOAN       EACH                    LOAN      EACH                    LOAN        EACH
                             AMOUNT OF   AMOUNTS   CATEGORY    AMOUNT OF    AMOUNTS  CATEGORY    AMOUNT OF    AMOUNTS    CATEGORY
                             LOAN LOSS      BY     TO TOTAL    LOAN LOSS       BY    TO TOTAL    LOAN LOSS      BY       TO TOTAL
                             ALLOWANCES  CATEGORY   LOANS      ALLOWANCES   CATEGORY   LOANS     ALLOWANCES   CATEGORY    LOANS
                             ----------  --------  --------    ----------   -------- --------    ----------   --------   --------
                                                                       (DOLLARS IN THOUSANDS)

One-to-four family......     $    310    $146,828    74.05%    $    446     $171,735    78.44%   $    476     $182,100      89.86%
Multi-family............          137       6,595     3.33           93        5,560     2.54          33        2,143       1.06
Commercial real estate..          268      24,739    12.48          228       22,807    10.42          94        7,553       3.72
Home equity.............          125      19,749     9.96          113       18,605     8.50          98       10,616       5.24
Other consumer..........           --         363     0.18           --          204     0.10          --          235       0.12
Unallocated.............           86          --     0.00            6           --     0.00         170           --       0.00
                             --------    --------   ------     --------     --------   ------    --------     --------     ------


                             $    926    $198,274   100.00%    $    886     $218,911   100.00%   $    788     $202,647     100.00%
                             ========    ========   =======    ========     ========   ======    ========     ========     ======


                                                        AT DECEMBER 31,
                             ----------------------------------------------------------------------
                                            1998                                1997
                             ----------------------------------  ----------------------------------
                                                     LOANS IN                             LOANS IN
                                           LOAN        EACH                    LOAN         EACH
                             AMOUNT OF   AMOUNTS     CATEGORY    AMOUNT OF    AMOUNTS     CATEGORY
                             LOAN LOSS      BY       TO TOTAL    LOAN LOSS      BY        TO TOTAL
                             ALLOWANCES  CATEGORY     LOANS      ALLOWANCES   CATEGORY     LOANS
                             ----------  --------    --------    ----------   --------    --------
                                                     (DOLLARS IN THOUSANDS)
One-to-four family......     $    458    $166,573        92.23%  $    402    $143,623        93.88%
Multi-family............           11       1,200         0.67         22       1,258         0.82
Commercial real estate..           40       3,367         1.88         37       1,906         1.25
Home equity.............           81       7,133         4.00         59       5,706         3.73
Other consumer..........           --         388         0.22          3         491         0.32
Unallocated.............          170          --         0.00        200          --         0.00
                             --------    --------    ---------   --------    --------    ---------

                             $    760    $178,661       100.00%  $    723    $152,984       100.00%
                             ========    ========    =========   ========    ========    =========

INVESTMENT ACTIVITIES

         The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, government sponsored corporation securities, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Bank is not permitted, by regulation, to invest in corporate equity securities. Savings institutions like the Bank are also required to maintain an investment in FHLB stock. The Bank is required under federal regulations to maintain a minimum amount of liquid assets.

         The Bank purchases investment securities with excess liquidity arising when investable funds exceed loan demand. The Bank's current investment policy limits investments to U.S. Government and government sponsored corporation securities, certificates of deposit, marketable corporate debt obligations, and mortgage-backed securities. The Bank's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products or non-investment grade corporate bonds. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk and risk-based capital is also considered. The Company categorizes investment portfolios as held to maturity and available for sale. No assets are categorized as held for trading. At December 31, 2001, all mortgage-backed securities were classified as available for sale and carried at fair value. Such securities amounted to $106.5 million or 33.0% of total assets. US agency obligations in the amount of $1.0 million were classified as held to maturity.

         The following table sets forth the carrying value of the Bank's securities portfolio, at the dates indicated.


                                                                    AT DECEMBER 31,
                                      --------------------------------------------------------------------------
                                               2001                      2000                      1999
                                      ----------------------    ----------------------    ----------------------
                                      CARRYING       % OF       CARRYING        % OF      CARRYING       % OF
                                        VALUE        TOTAL         VALUE        TOTAL       VALUE        TOTAL
                                      ---------    ---------    ---------    ---------    ---------     --------
                                                                (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
  GNMA..............................     7,401         6.95       11,862        30.78       15,707        32.13
  Fannie Mae........................    58,803        55.22        6,514        16.90        8,493        17.22
  Freddie Mac.......................    40,281        37.83       12,883        33.43       16,746        33.87
  Collateralized Mortgage Obligations       --           --        7,275        18.89        7,761        15.94
                                       -------      -------     --------     --------     --------      -------
    Total mortgage backed securities   106,485       100.00       38,534       100.00       48,707       100.00
                                       -------      -------     --------     --------     --------      -------

Total securities available for sale.  $106,485       100.00%    $ 38,534       100.00%    $ 48,707       100.00%
                                      ========     ==========   ========     ========     ========      =======

Held to Maturity:
Investment Securities:
  Federal Agency Obligations........     1,000       100.00%      19,485       100.00%      19,468       100.00%
                                      --------                  --------                  --------
  Total Securities Held to Maturity.     1,000       100.00%      19,485       100.00%      19,468       100.00%
                                      ========                  ========                  ========

FHLB Stock..........................  $  2,535                  $  2,355                  $  2,355
                                      ========                  ========                  ========

Other interest earning assets:
  Interest bearing deposits in banks  $  5,739                  $  2,861                  $  2,049
                                      ========                  ========                  ========

         The following table sets forth the amount of mortgage-backed securities that mature during each of the periods indicated and the weighted average yields for each of the periods of maturities at December 31, 2001.

                                                         CARRYING     AVERAGE
                                                           VALUE       YIELD
                                                         --------    ---------
              One year or less...................        $    620       6.50%
              After one year though five years...              --         --
              After five years through ten years.              --         --
              After ten years....................         105,865       4.97
                                                         --------    -------

              Total..............................        $106,485       4.98%
                                                         ========    ========

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

         DEPOSIT ACCOUNTS. The Bank's deposit products include negotiable order of withdrawal ("NOW") accounts, demand deposit accounts, money market accounts, regular passbook savings, statement savings accounts and term certificate accounts. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. The Bank reviews its deposit mix and pricing periodically. The Bank does not utilize brokered deposits, nor has it sought jumbo ($100,000 or more) certificates of deposit.

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

         The following table sets forth an analysis of deposit accounts by type, maturity, and rate at December 31, 2001, 2000 and 1999.


                                                                              AT DECEMBER 31,
                                     -----------------------------------------------------------------------------------------------
                                                  2001                             2000                             1999
                                     -----------------------------  -------------------------------  -------------------------------
                                               WEIGHTED                         WEIGHTED                         WEIGHTED
                                                AVERAGE    % OF                 AVERAGE     % OF                 AVERAGE     % OF
                                      AMOUNT     RATE     TOTAL      AMOUNT      RATE       TOTAL     AMOUNT      RATE       TOTAL
                                     --------- --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                          (DOLLARS IN THOUSANDS)

TRANSACTIONS AND SAVINGS DEPOSITS:

Non-interest bearing..............   $  7,398       --%      2.88%  $  6,228         --%      2.78%   $ 4,600         --%      2.09%
Money market accounts.............      1,964     2.53       0.76      1,946       2.83       0.87      2,213       2.79       1.00
NOW accounts......................     17,182     1.15       6.67     12,081       1.59       5.40     10,314       1.56       4.67
Passbook and statement savings....     64,080     2.03      24.87     49,982       3.00      22.35     51,421       3.00      23.32
                                     --------     -----   --------  --------   --------   --------    -------   --------   --------
  Total transactions and
    savings deposits..............     90,624     1.71      35.18     70,237       2.49      31.40     68,548       2.57      31.08

CERTIFICATE ACCOUNTS WITH REMAINING
  MATURITIES OF:
6 months or less..................     59,250     4.42      22.99     58,261       5.48      26.05     65,281       5.05%     29.60
Over 6 to 12 months...............     48,264     3.78      18.74     60,545       6.03      27.08     42,296       5.18      19.18
Over 12 months....................     59,513     5.08      23.09     34,566       6.19      15.47     44,408       5.55      20.14
                                     --------     -----   --------  --------   --------   --------   --------   --------   --------
  Total certificates..............    167,027     4.47      64.82    153,372       5.86      68.60    151,985       5.23      68.92
                                     --------     -----   --------  --------   --------   --------   --------   --------   --------
   Total deposits.................   $257,651     3.49%    100.00%  $223,609       4.80%    100.00%  $220,533       4.40%    100.00%
                                     ========     ====    ========  ========   ========   ========   ========   ========   =========


         TIME DEPOSITS BY MATURITIES. The following table sets forth the amount of time deposits in the Bank categorized by rates and maturities at December 31, 2001.

                    DECEMBER 31,       DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                        2002               2003                2004                2005                TOTAL
                  ---------------     ---------------     ---------------    ----------------    ---------------
                                                          (IN THOUSANDS)

Less than 4%.....   $  49,463           $  14,458           $   1,893           $    113          $   65,927
4.00-5.99%.......      52,031               7,468              12,721              2,112              74,332
6.00-7.99%.......       6,020              19,350               1,362                 36              26,768
                    ---------           ---------           ---------           --------          ----------
Total............   $ 107,514           $  41,276           $  15,976           $  2,261          $  167,027
                    =========           =========           =========           ========          ==========

         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 2001.

                                                                                       MATURITY
                                                       -----------------------------------------------------------------------
                                                        3 MONTHS      OVER 3 MONTHS   OVER 12 MONTHS   OVER
                                                         OR LESS      TO 12 MONTHS    TO 36 MONTHS   36 MONTHS        TOTAL
                                                       -----------    ----------------------------------------      ----------
                                                                                      (IN THOUSANDS)

Certificates of Deposit less than $100,000             $  23,465       $  71,424      $  51,404      $   2,097    $ 148,390
Certificates of Deposit of $100,000 or more                6,275           6,350          5,848            164       18,637
                                                       ---------       ---------      ---------      ---------    ---------

Total Certificates of Deposit.........                 $  29,740       $  77,774      $  57,252      $   2,261      $ 167,027
                                                       =========       =========      =========      =========      =========

         DEPOSIT ACTIVITY. The following table sets forth the deposit activity of the Bank for the periods indicated.

                                                                           AT DECEMBER 31,
                                                   -------------------------------------------------------------
                                                     2001          2000         1999         1998         1997
                                                   ---------    ---------    ---------    ---------     --------
                                                                           (IN THOUSANDS)
Beginning balance...........................       $ 223,609    $ 220,533    $ 223,270    $ 198,363     $184,709
                                                   ---------    ---------    ---------    ---------     --------

Net increase (decrease) before interest credited      23,617       (6,337)     (12,167)      15,675        5,283
Interest credited...........................          10,425        9,413        9,430        9,232        8,371
                                                   ---------    ---------    ---------    ---------     --------
Net increase (decrease) in deposits.........          34,042        3,076       (2,737)      24,907       13,654
                                                   ---------    ---------    ---------    ---------     --------
Ending balance..............................       $ 257,651    $ 223,609    $ 220,533      223,270     $198,363
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

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                                                      YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------------------
                                                     2001          2000         1999         1998         1997
                                                   ---------    ---------    ---------    ---------     --------
                                                                           (IN THOUSANDS)
Maximum balance:
---------------
     FHLB advances..........................       $  19,300    $  13,400    $      --    $      --     $  7,500

Average balance:
---------------
     FHLB advances..........................       $   9,908    $   8,805    $      --    $      --     $  1,663

         At December 31, 2001 and 2000, the Bank had advances outstanding from the FHLB of New York of $9.0 million and $5.8 million, respectively.

         The following table sets forth the maximum month-end balance and average balance of Repurchase Agreements with the FHLB for the years ended December 31, 2001 and 2000.

                                                                      AT AND
                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                   ------------------------------------------
                                                                  (IN THOUSANDS)
                                                     2001                           2000
                                                   -----------                  -------------
         Maximum Balance:
            FHLB advances                              $38,500                        $31,800
         Average balance
            FHLB advances                               25,501                         28,150
         Average interest rates                          4.68%                          6.40%
         Investment securities underlying
            agreements at year end:
               Carrying value                           18,510                         25,629
               Fair value                               18,976                         25,546


EMPLOYEES

         As of December 31, 2001, the Bank had 59 full-time and 17 part-time employee, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

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

         Recent legislation has expanded the qualified thrift lender test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and education loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10% of total assets, plus an additional 10% for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. The Bank satisfied the qualified thrift lender test on December 31, 2001.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100% of its net income during the calendar year plus its retained net income for the preceding two years. As of December 31, 2001, the Bank was a "well-capitalized" institution, but no dividends were paid to the Company.

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

         ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

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

         At December 31, 2001, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of December 31, 2001.


                                                                                          TO BE WELL CAPITALIZED
                                                                      FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                              ACTUAL               ADEQUACY PURPOSES         ACTION PROVISIONS
                                      ------------------------  -----------------------   ------------------------
                                        AMOUNT       RATIO (1)    AMOUNT      RATIO (1)     AMOUNT        RATIO(1)
                                      ---------      ---------  ---------     ---------   ---------       --------
As of December 31, 2001:
  Tier I core capital...............  $  28,544          8.88%  $  12,897         4.00%   $  16,078         5.00%
  Tier I risk-based capital.........     29,395         19.26%         --           --        8,892         6.00%
  Total risk-based capital..........     29,395         19.83%     11,856         8.00%      14,820        10.00%

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

FEDERAL HOME LOAN BANK SYSTEM

         The Bank, as a federal association, is required to be a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of December 31, 2001, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2001, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

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

         BAD DEBT RESERVES. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 2001, was approximately $293,000.

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

         At December 31, 2001, the Bank's total federal pre-1988 reserve was approximately $3.0 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 2001, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

ITEM 2.  PROPERTIES
-------------------

(a)      PROPERTIES

         The following table sets forth certain information regarding the Bank's offices at December 31, 2001.


LOCATION YEAR                            OPENED             APPROXIMATE SQUARE FEET          DEPOSITS
-------- ------------------         -----------------       ------------------------    ------------------
1410 St. Georges Avenue                   1986                       9,200                $63.3 million
Avenel, NJ 07001

1515 Irving Street                        1927                       7,300                $43.6 million
Rahway, NJ 07065

501 North Wood Ave.                       1977                       4,000                $49.7 million
Linden, NJ 07036

755 State Highway 18                      1974                       2,000                $62.7 million
East Brunswick, NJ 08816

1600 Perrineville Rd.                     1999                       2,400                $21.7 million
Monroe Township, NJ 08831

336 Ryders Lane                           2000                       3,500                $12.9 million
Milltown, NJ 08850

1031 Route 1 South                        2001                       3,500                $3.8 million
Edison, NJ 08837

         At December 31, 2001, the net book value of the Company's office properties, capital leases, and fixtures, furniture, and equipments was $5.9 million.

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

(c)      DESCRIPTION OF REAL ESTATE AND OPERATING DATA

         Not Applicable. The book value of each of the Bank's properties was less than 10% of the Bank's total consolidated assets at December 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
------------------------------------------------------------------------------

         The "Market for Common Stock" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The selected financial information for the year ended December 31, 2001 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The financial statements are contained in the Company's Annual Report to Stockholders and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "2002 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The "Proposal I--Election of Directors" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The "Transactions with Certain Related Persons" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

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

         (b)      REPORTS ON FORM 8-K

         The Company did not file a Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

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


                                                               LIBERTY BANCORP, INC.



Date:    March 28, 2002                                        By:     /s/ John R. Bowen
                                                                       ----------------------------------------
                                                                       John R. Bowen
                                                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:    /s/ John R. Bowen                                        By:    /s/ Michael J. Widmer
       -------------------------------------------                    -----------------------------------------
       John R. Bowen                                                   Michael J. Widmer
       President, Chief Executive Officer                              Executive Vice President, Chief Operating
       and Director (Principal Executive Officer)                      Officer, Chief Financial Officer and
                                                                       Director (Principal Financial and Accounting Officer)


Date:  March 28, 2002                                           Date:  March 28, 2002


By:    /s/ Neil R. Bryson                                       By:    /s/ Anthony V. Caruso
       --------------------------------------------                    ----------------------------------------
       Dr. Neil R. Bryson                                              Anthony V. Caruso
       Director                                                        Director


Date:  March 28, 2002                                           Date:  March 28, 2002


By:    /s/ Annette Catino                                       By:    /s/ John C. Marsh
       --------------------------------------------                    ----------------------------------------
       Annette Catino                                                  John C. Marsh
       Director                                                        Director


Date:  March 28, 2002                                           Date:  March 28, 2002


By:    /s/ Paul J. McGovern                                     By:    /s/ Nelson L. Taylor, Jr.
       --------------------------------------------                    ----------------------------------------
       Paul J. McGovern                                                Nelson L. Taylor, Jr.
       Director                                                        Director

Date:  March 28, 2002                                           Date:  March 28, 2002
