Form 10QSB
period 2002-03-31
LIBERTY BANCORP INC /NJ/
filed 2002-05-14
CIK 1057570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB
(Mark One)

-----
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2002
                                ------------------------------------------------

                                       OR

-----
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------       ----------------------


                         Commission File Number 0-24519
                                                -------


                              LIBERTY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   UNITED STATES OF AMERICA                                    22-3593532
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification Number)


1410 St. Georges Avenue, Avenel, New Jersey                        07001
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code             732-499-7200
                                                        ------------------------

      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1)  Yes  X   No
                                                  -----    -----
                                          (2)  Yes  X   No
                                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of April 25, 2002, 3,267,072 common shares, $1.00 par value, were outstanding.

                              LIBERTY BANCORP, INC.

                                      INDEX

                                                                                             Page
                                                                                            Number
                                                                                          ----------

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

                    Consolidated Statements of Financial Condition as of
                    March 31, 2002  and December 31, 2001 (Unaudited)                          1

                    Consolidated Statements of Income for the Three
                    Months Ended March 31, 2002 and 2001 (Unaudited)                           2

                    Consolidated Statements of Comprehensive Income
                    for the Three Months Ended March 31, 2002
                    and 2001 (Unaudited)                                                       3

                    Consolidated Statements of Cash Flows for the Three
                    Months Ended March 31, 2002 and 2001 (Unaudited)                         4 - 5

                    Notes to Consolidated Financial Statements                                 6


       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                             7 - 10

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk               11 - 12


PART II           OTHER INFORMATION                                                           13

SIGNATURES                                                                                    14


                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)



                                                                                 March 31,             December 31,
                                                                                   2002                    2001
                                                                              ---------------         --------------
Assets                                                                          (Unaudited)             (Unaudited)
------
Cash and amounts due from depository institutions                              $   1,519,701          $   1,790,626
Interest-bearing deposits in other banks                                           3,026,745              5,739,306
                                                                               --------------         --------------

              Total cash and cash equivalents                                      4,546,446              7,529,932

Securities held to maturity                                                        1,000,000              1,000,000
Securities available for sale                                                    128,488,177            106,484,731
Loans receivable                                                                 200,815,408            197,567,682
Premises and equipment                                                             5,868,207              5,879,394
Federal Home Loan Bank of New York ("FHLB") stock                                  2,727,300              2,535,000
Interest receivable                                                                1,814,937              1,734,155
Other assets                                                                         273,790                312,468
                                                                               --------------         --------------

              Total assets                                                     $ 345,534,265          $ 323,043,362
                                                                               ==============         =============

Liabilities and stockholders' equity
------------------------------------

Liabilities
-----------

Deposits                                                                       $ 270,213,767          $ 257,651,480
Advances from FHLB                                                                38,300,000             28,000,000
Capitalized lease obligations                                                      2,570,894              2,574,820
Advance payments by borrowers for taxes and insurance                              2,301,587              2,298,047
Other liabilities                                                                    639,536              1,213,506
                                                                               --------------         --------------

              Total liabilities                                                  314,025,784            291,737,853
                                                                               --------------         --------------

Stockholders' equity
--------------------

Preferred stock; $1.00 par value, 10,000,000 shares
  authorized; issued and outstanding - none                                      -                      -
Common stock; $1.00 par value, 20,000,000 shares
  authorized; 3,901,375 shares issued and
  3,267,072 shares outstanding at
  March 31, 2002 and December 31, 2001, respectively                               3,901,375              3,901,375
Paid-in-capital                                                                   13,799,809             13,772,571
Retained earnings - substantially restricted                                      20,936,635             20,547,857
Unearned Employee Stock Ownership Plan ("ESOP") shares                              (916,819)              (953,491)
Unearned Recognition and Retention Plan ("RRP") Shares                              (203,245)              (227,245)
Treasury stock, at cost; 634,303 shares at both March 31, 2002 and
  December 31, 2001                                                               (6,279,967)            (6,279,967)
Accumulated other comprehensive income -
  unrealized (loss) gain on securities available for sale, net                       270,693                544,409
                                                                               --------------         --------------

              Total stockholders' equity                                          31,508,481             31,305,509
                                                                               --------------         --------------

              Total liabilities and stockholders' equity                       $ 345,534,265          $ 323,043,362
                                                                               ==============         ==============

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                     ----------------------------------
                                                          2002                2001
                                                     ----------------    --------------
Interest income:
       Loans                                          $  3,580,739        $  4,052,035
       Securities held to maturity                          14,600             293,012
       Securities available for sale                     1,343,273             744,483
       Other interest-earning assets                        46,557              47,328
                                                      ------------        ------------

              Total interest income                      4,985,169           5,136,858
                                                      ------------        ------------

Interest expense:
       Deposits                                          2,193,527           2,761,786
       Advances                                            340,681             376,559
       Capitalized lease obligations                        66,679              66,653
                                                      ------------        ------------

              Total interest expense                     2,600,887           3,204,998
                                                      ------------        ------------

Net interest income                                      2,384,282           1,931,860
Provision for loan losses                                   45,000              40,000
                                                      ------------        ------------

Net interest income after provision for loan losses      2,339,282           1,891,860
                                                      ------------        ------------

Non-interest income:
       Fees and service charges on deposits                134,563              83,537
       Fees and service charges on loans                     7,378               7,839
       Gain on sale of loans                                24,912                   -
       Miscellaneous                                       114,197              69,359
                                                      ------------        ------------

              Total non-interest income                    281,050             160,735
                                                      ------------        ------------

Non-interest expenses:
       Salaries and employee benefits                      949,072             831,887
       Net occupancy expense of premises                   254,482             255,637
       Equipment depreciation and maintenance              226,486             226,336
       Directors' fees                                      49,200              45,800
       Legal expenses                                       22,173              19,835
       Advertising                                         109,440             111,275
       Federal insurance premium                            11,675              10,510
       Miscellaneous                                       337,476             302,242
                                                      ------------        ------------

              Total non-interest expenses                1,960,004           1,803,522
                                                      ------------        ------------

Income before income taxes                                 660,328             249,073
Income taxes                                               239,942              70,999
                                                      ------------        ------------

Net income                                            $    420,386        $    178,074
                                                      ============        ============

Net income per common share - basic/diluted           $       0.13        $       0.05
                                                      ============        ============

Weighted average number of
  common shares outstanding - basic                      3,172,983           3,389,515
                                                      ------------        ------------
                              diluted                    3,244,257           3,391,971
                                                      ============        ============

See notes to consolidated financial statements.            -2-

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                        Three Months Ended
                                                                            March 31,
                                                                  -------------------------------
                                                                      2002              2001
                                                                  --------------    -------------

Net income                                                         $   420,386       $   178,074
                                                                   -----------       -----------

Other comprehensive income (loss) - unrealized holding gain
  (loss) on securities available for sale, net of
  income taxes $89,933 and $40,475, respectively                      (455,045)          153,129
                                                                   -----------       -----------

         Total other comprehensive income (loss)                      (455,045)          153,129
                                                                   -----------       -----------

Comprehensive income (loss)                                        $   (34,659)      $   331,203
                                                                   ===========       ===========




See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Three Months Ended March 31,
                                                                            ------------------------------------
                                                                                  2002                2001
                                                                            ----------------    ----------------
Cash flows from operating activities:
      Net income                                                              $    420,386        $    178,074
      Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                            135,633             111,828
          Amortization of premiums and accretion of discounts, net                 434,846              25,286
          Amortization of deferred loan fees, net                                   25,963              15,258
          Provision for loan losses                                                 45,000              40,000
          (Increase) in accrued interest receivable                                (80,782)           (144,078)
          Decrease in other assets                                                  38,678             200,394
          Amortization of unearned ESOP shares                                      63,910              33,461
          Amortization of RRP shares                                                24,000              24,000
          (Decrease) in other liabilities                                         (594,545)            (86,107)
                                                                              ------------         -----------

              Net cash provided by operating activities                            513,089             398,116
                                                                              ------------         -----------
Cash flows from investing activities:
      Maturities/Calls of securities held to maturity                                    -           4,900,000
      (Purchases) of securities available for sale                             (36,493,968)        (23,679,800)
      (Purchases) of FHLB stock                                                   (192,300)                  -
      Principal repayments on securities available for sale                     13,802,535           3,045,514
      Net (increase)/decrease in loans receivable                               (3,318,689)          1,878,361
      Net additions to premises and equipment                                     (124,446)           (135,070)
                                                                              ------------         -----------

              Net cash (used in) investment activities                         (26,326,868)        (13,990,995)
                                                                              ------------         -----------
Cash flows from financing activities:
      Net increase in deposits                                                  12,562,287          16,348,680
      Advances from FHLB                                                        10,300,000             200,000
      Increase in advance payments by borrowers for taxes and insurance              3,540              21,695
      Repayment of capitalized lease obligations                                    (3,926)             (3,149)
      Cash dividends paid                                                          (31,608)            (39,873)
      Purchase of treasury stock                                                         -          (1,362,005)
                                                                              ------------         -----------

              Net cash provided by financing activities                         22,830,293          15,165,348
                                                                              ------------         -----------

Net increase/(decrease) in cash and cash equivalents                            (2,983,486)          1,572,469
Cash and cash equivalents - beginning                                            7,529,932           4,556,949
                                                                              ------------         -----------

Cash and cash equivalents - ending                                            $  4,546,446         $ 6,129,418
                                                                              ============         ===========



See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Three Months Ended March 31,
                                                                  --------------------------------
                                                                       2002               2001
                                                                  ---------------   --------------

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
           Interest                                                $ 2,522,951        $ 3,112,153
                                                                   ============       ===========

           Income taxes                                            $   253,781        $     9,883
                                                                   ============       ===========









See notes to consolidated financial statements.              -5-

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements, representing the consolidation of the financial results of Liberty Bancorp, Inc. (the "Company") and its subsidiary, Liberty Bank (the "Bank"), were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

The Company's assets at March 31, 2002 totaled $345.5 million, which represents an increase of $22.5 million or 6.96% as compared with $323.0 million at December 31, 2001. Such increase was largely due to a $22.0 million increase in securities available for sale and $3.2 million increase in loans receivable partially offset by a $3.0 million decrease in cash and cash equivalents. The increase in securities available for sale is the result of $36.5 million in securities purchased partially offset by $13.8 million in principal repayments.

The Company held no foreclosed real estate at either March 31, 2002 or December 31, 2001.

Deposits at March 31, 2002 increased $12.6 million or 4.88% to $270.2 million when compared with $257.6 million at December 31, 2001. The increase in deposits resulted from an increase of $10.5 million in deposits combined with $2.1 million of interest credited and; specifically, increases of $7.0 million in certificates of deposit, $4.4 million in savings accounts and $1.2 million in checking accounts.

Stockholders' equity increased $203,000 or 0.65% to $31.5 million at March 31, 2002 as compared with $31.3 million at December 31, 2001. Net income was partially offset by decreases in unrealized gain on securities available for sale.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
2001

Net income increased $242,000 or 136.0% to $420,000 for the three months ended March 31, 2002 compared with $178,000 for the same period in 2001. The increase in net income during the 2002 period resulted from an increase in net interest margin and non-interest income offset by an increase in non-interest expense.

Interest income on loans decreased by $471,000 or 11.6% to $3.6 million during the three months ended March 31, 2002 from $4.1 million during the same period in 2001. The decrease during the 2002 period resulted from a decrease of $17.8 million in the average balances of loans outstanding combined with a decrease of 24 basis points in the yield earned on the loan portfolio.

Interest on securities available for sale, consisting of mortgage-backed securities increased $599,000, or 80.5% to $1.3 million during the three months ended March 31, 2002 from $744,000 for the same period in 2001. The increase during the 2002 period resulted from a $71.1 million increase in the average balance of such securities, offset by a 160 basis point decline in the yield earned. The majority of these securities are adjustable rate mortgage backed securities and the rate decline is a reflection of declining market rates.

Interest income on securities held to maturity, consisting of short-term government agency bonds, decreased $278,400 to $14,600 during the three months ended March 31, 2002 from $293,000 for the same period in 2001. The decrease during the 2002 period resulted from a $16.3 million decrease in the average balances combined with a 69 basis point decrease in the yield earned on securities held to maturity. These securities are callable by the borrower and the decline in the average balance of these securities is the result of the securities being called.

Interest income on other interest-earning assets remained virtually unchanged at $47,000 during the three months ended March 31, 2002 when compared to the same period in 2001. Other interest-earning assets consist predominantly of federal funds and overnight deposits.

Interest expense on deposits decreased by $568,000 or 20.6% to $2.2 million during the three months ended March 31, 2002 compared to $2.8 million for the same period in 2001. The decrease during the 2002 period was attributable to a 145 basis point decrease in the cost of deposits partially offset by a $29.4 million or 13.0% increase in average balances of interest bearing deposits outstanding. The increase in deposits is the result of increased activity in the branches that the Bank has opened in the last two years. All rates offered in all of the Bank's branches are competitive.

Interest expense on Federal Home Loan Bank of New York ("FHLB") advances decreased $36,000 or 9.6% to $341,000 during the quarter ended March 31, 2002 compared to $377,000 for the same period in 2001. Such decrease resulted from a 144 basis point decrease in the cost partially offset by a $6.8 million increase in the average balance of advances.

Interest expense on capitalized leases amounted to $67,000 for the three months ended March 31, 2002 and 2001.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (CONT'D.)

Net interest income increased $452,000 or 23.4% to $2.4 million during the three months ended March 31, 2002 when compared with $1.9 million for the same period in 2001. The increase was due to a decrease in total interest expense of $604,000 partially offset by a decrease in total interest income of $152,000. The Bank's net interest rate spread increased 48 basis points to 2.58% for the three months ended March 31, 2002. The cost of interest bearing liabilities decreased by 144 basis points which was partially offset by a decrease in yield on interest earning assets of 96 basis points.

During the three months ended March 31, 2002 and 2001, the Bank made provisions for loan losses of $45,000 and $40,000, respectively. The allowance for loan losses is based on management's evaluation of the risks inherent in its portfolio giving due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions.

At March 31, 2002 and 2001, the Bank's non-performing loans which were delinquent ninety days or more totaled $410,000 or 0.12% of total assets and $242,000 or 0.08% of total assets, respectively.

Non-interest income increased by $120,000 or 74.5% to $281,000 during the three months ended March 31, 2002 when compared to $161,000 during the same period in 2001. The increase during the three months ended March 31, 2002 resulted primarily from increases in fees and service charges on deposits of $51,000, gain on sale of loans of $25,000 and miscellaneous fees of $45,000. Approximately $21,000 of the miscellaneous fees are the result of the Bank's subsidiary, Axia Financial Corporation ("Axia"), commencing the sale of investment products in the Bank branches. Axia has entered into an agreement with a third-party marketer of investment products. Bank customers are referred to representatives of the third party and a fee is paid to the Bank if an investment is made.

Non-interest expenses increased by $157,000 or 8.7% to $1.96 million during the three months ended March 31, 2002 when compared to the same period in 2001. Salaries and employee benefits expense increased $117,000 or 14.1% to $949,000 during the three months ended March 31, 2002 from $832,000 during the same period in 2001. Such increase was primarily related to staffing increases and related benefits for personnel in new branches. Miscellaneous expenses increased by $35,000 or 11.6% to $337,000 during the three months ended March 31, 2002 from $302,000 during the same period in 2001. The other non-interest expenses remained mostly unchanged during the period.

Income taxes totaled $240,000 and $71,000 for the three months ended March 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain liquid assets, as defined by Office of Thrift Supervision ("OTS") regulations, to promote safe and sound operations of the Bank. The Bank's liquidity, which includes securities available for sale, averaged 49.46% of deposits during the month of March 2002. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES  (CONT'D.)

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At March 31, 2002, the Bank had short-term outstanding advances of $14,000,000 and securities sold under agreements to repurchase of $24,300,000 from the FHLB.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2002, the Bank has outstanding commitments to originate loans of $11.9 million. Certificates of deposits scheduled to mature in one year or less at March 31, 2002, totaled $119.3 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, each savings institution must maintain tangible capital equal to at least 1.5% of its total adjusted assets, core capital equal to at least 4.0% of its total adjusted assets and total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at March 31, 2002 as compared to the minimum regulatory capital requirements:


                                                                                                     To Be Well
                                                                                                    Capitalized
                                                                                                    Under Prompt
                                                                        Minimum Capital              Corrective
                                                  Actual                  Requirements            Actions Provisions
                                         -----------------------    -----------------------    -----------------------
                                           Amount       Ratio         Amount        Ratio        Amount        Ratio
                                         ----------    ---------    ----------    ---------    ----------    ---------
       Total Capital
        (to risk-weighted assets)         $ 29,916       19.05%      $ 12,562       8.00%       $ 15,702       10.00%

       Tier I Capital
        (to risk-weighted assets)           29,046       18.50%             -          -           9,421        6.00%

       Core (Tier 1) Capital
        (to adjusted total assets)          29,046        8.43%        13,788       4.00%         17,235        5.00%

       Tangible Capital
        (to adjusted total assets)          29,046        8.43%         5,171       1.50%              -           -

SUPERVISORY EXAMINATION

The Bank's financial statements are periodically examined by the OTS as part of their regulatory oversight of the thrift industry. As a result of these examinations, the regulators can direct that the Bank make adjustments to its financial statements based on their findings. Through the most recent examinations, no material adjustments were required.

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

At March 31, 2002, the Bank had adjustable mortgage loans of $50.7 million, or 25.3% of total loans. At the same date adjustable rate mortgage backed securities had a balance of $113.5 million or 88.3% of securities available for sale.

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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKED RISK


NET PORTFOLIO VALUE (CONT'D.)

The following table presents the Bank's NPV at December 31, 2001, the latest information available, as calculated by the OTS, which is based upon quarterly information that the Bank provided voluntarily to the OTS. In the opinion of management, there have been no material changes to the Bank's NPV since December 31, 2001.

                           Change in Net Portfolio Value
        --------------------------------------------------------------------
             Changes
            in Market           Projected      Estimated        Amount of
          Interest Rates          Change           NPV             Change
        ------------------    -------------   ------------    --------------
          (basis points)                         (000's)          (000's)

                    300          (44.00)%      $  21,459       $  (16,981)
                    200          (29.00)%         27,464          (10,976)
                    100          (14.00)%         33,056           (5,384)
                      -               -           38,440                -
                   (100)          10.00 %         42,179            3,738

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5. OTHER INFORMATION

        On April 17, 2002 the Company declared a quarterly cash dividend of $0.03 per share, to be paid on May 15, 2002, to stockholders of record on May 1, 2002.

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

                                       LIBERTY BANCORP, INC.


Date:    MAY 14, 2002                  By     /s/ John R. Bowen
      --------------------------           -------------------------------------
                                           John R. Bowen
                                           President and Chief Executive Officer


Date:    MAY 14, 2002                  By:    /s/ Michael J. Widmer
      --------------------------           -------------------------------------
                                           Michael J. Widmer
                                           Executive Vice President,
                                           Chief Operating Officer and
                                           Chief Financial Officer