Form 10-Q
period 2002-06-30
LIBERTY BANCORP INC /NJ/
filed 2002-08-14
CIK 1057570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
(Mark One)

--------
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------  EXCHANGE ACT OF 1934


For the quarterly period ended                  June 30, 2002
                               -------------------------------------------------

                                       OR

--------
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -------- EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------


                         Commission File Number 0-24519
                                                -------


                              LIBERTY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   UNITED STATES OF AMERICA                                 22-3593532
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

1410 St. Georges Avenue, Avenel, New Jersey                    07001
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         732-499-7200
                                                   -----------------------------

      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1) Yes   X    No
                                                  -----     -----
                                          (2) Yes   X    No
                                                  -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of July 20, 2002, 3,267,072 common shares, $1.00 par value, were outstanding.

                              LIBERTY BANCORP, INC.


                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I            FINANCIAL INFORMATION

        Item 1.   Financial Statements

                      Consolidated Statements of Financial Condition as
                      of June 30, 2002  and December 31, 2001 (Unaudited)   1


                      Consolidated Statements of Income for the Six and
                      Three Months Ended June 30, 2002 and 2001
                      (Unaudited)                                           2


                      Consolidated Statements of Comprehensive Income
                      for the Six and Three Months Ended June 30, 2002
                      and 2001 (Unaudited)                                  3


                      Consolidated Statements of Cash Flows for the Six
                      Months Ended June 30, 2002 and 2001 (Unaudited)       4-5


                      Notes to Consolidated Financial Statements            6


        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7-12

        Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk                                                     13-14


PART II           OTHER INFORMATION                                        15-16

SIGNATURES                                                                 17

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

                                                                          June 30,             December 31,
                                                                           2002                   2001
                                                                      ==============          =============
ASSETS

Cash and amounts due from depository institutions                     $    2,233,402          $   1,790,626
Interest-bearing deposits in other banks                                   2,876,698              5,739,306
                                                                      --------------          -------------

              Total cash and cash equivalents                              5,110,100              7,529,932

Securities held to maturity                                                1,000,000              1,000,000
Securities available for sale                                            140,561,722            106,484,731
Loans receivable                                                         202,993,259            197,567,682
Premises and equipment                                                     5,922,133              5,879,394
Federal Home Loan Bank of New York stock                                   2,727,300              2,535,000
Interest receivable                                                        2,080,290              1,734,155
Other assets                                                                 531,042                312,468
                                                                      --------------          -------------

              Total assets                                            $  360,925,846          $ 323,043,362
                                                                      ==============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                              $  285,401,241          $ 257,651,480
Advances from Federal Home Loan Bank of New York                          36,500,000             28,000,000
Capitalized lease obligations                                              2,566,240              2,574,820
Advance payments by borrowers for taxes and insurance                      2,249,438              2,298,047
Other liabilities                                                          1,278,614              1,213,506
                                                                      --------------          -------------

              Total liabilities                                          327,995,533            291,737,853
                                                                      --------------          -------------

STOCKHOLDERS' EQUITY

Preferred stock; $1.00 par value, 10,000,000 shares
  authorized; issued and outstanding - none                                        -                      -
Common stock; $1.00 par value, 20,000,000 shares
  authorized; 3,901,375 shares issued and
  3,267,072 shares outstanding at June 30, 2002
  and December 31, 2001                                                    3,901,375              3,901,375
Paid-in-capital                                                           13,849,406             13,772,571
Retained earnings - substantially restricted                              21,130,022             20,547,857
Unearned Employee Stock Ownership Plan ("ESOP") shares                      (880,146)              (953,491)
Unearned Recognition Retention Plan ("RRP") Stock                           (179,245)              (227,245)
Treasury stock, at cost; 634,303 shares at June 30, 2002 and
  December 31, 2001                                                       (6,279,967)            (6,279,967)
Accumulated other comprehensive income -
  unrealized (loss) gain on securities available for sale, net             1,388,868                544,409
                                                                      --------------          -------------

              Total stockholders' equity                                  32,930,313             31,305,509
                                                                      --------------          -------------

              Total liabilities and stockholders' equity              $  360,925,846          $ 323,043,362
                                                                      ==============          ============

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                             Six Months Ended                        Three Months Ended
                                                                 June 30,                                 June 30,
                                                    ===================================    ========================================
                                                         2002                2001                2002                   2001
                                                    ===============     ===============    ==================     =================
Interest income:
       Loans                                        $     7,177,458     $     8,026,993    $        3,596,719     $       3,974,959
       Securities available for sale                      2,993,756           1,856,452             1,650,483             1,111,969
       Securities held to maturity                           29,200             461,708                14,600               168,696
       Other interest-earning assets                         81,988             139,089                35,431                91,761
                                                    ---------------     ---------------    ------------------     -----------------

               Total interest income                     10,282,402          10,484,242             5,297,233             5,347,385
                                                    ---------------     ---------------    ------------------     -----------------

Interest expense:
       Deposits                                           4,449,677           5,607,154             2,256,150             2,845,367
       Advances                                             700,813             773,021               360,131               396,462
       Capitalized lease obligations                        133,223             132,848               66,545                 66,194
                                                    ---------------     ---------------    ------------------     -----------------

               Total interest expense                     5,283,713           6,513,023             2,682,826             3,308,023
                                                    ---------------     ---------------    ------------------     -----------------

Net interest income                                       4,998,689           3,971,219             2,614,407             2,039,362
Provision for loan losses                                    90,000              40,000                45,000                     -
                                                    ---------------     ---------------    ------------------     -----------------

Net interest income after provision for loan losses       4,908,689           3,931,219             2,569,407             2,039,362
                                                    ---------------     ---------------    ------------------     -----------------

Non-interest income:
       Fees and service charges on deposits                 257,763             202,259               123,199               118,721
       Fees and service charges on loans                      5,349              13,828                (2,029)                5,989
       Gain on sale of assets                                55,812                   -                30,900                     -
       Miscellaneous                                        263,206             159,752               149,009                90,393
                                                    ---------------     ---------------    ------------------     -----------------

               Total non-interest income                    582,130             375,839               301,079               215,103
                                                    ---------------     ---------------    ------------------     -----------------

Non-interest expenses:
       Salaries and employee benefits                     1,952,228           1,676,370             1,003,156               844,483
       Net occupancy expense of premises                    515,184             503,521               260,702               247,885
       Equipment depreciation and maintenance               490,370             432,671               263,884               206,335
       Directors' fees                                       96,800              89,800                47,600                44,000
       Legal expenses                                        40,850              58,041                18,677                38,206
       Advertising                                          212,163             223,266               102,723               111,990
       Federal insurance premium                             23,061              21,160                11,386                10,651
       Merger Related Expenses                              281,328                   -               281,328                     -
       Miscellaneous                                        767,674             617,312               430,197               315,071
                                                    ---------------     ---------------    ------------------     -----------------

               Total non-interest expenses                4,379,658           3,622,141             2,419,653             1,818,621
                                                    ---------------     ---------------    ------------------     -----------------

Income before income taxes                                1,111,161             684,917               450,833               435,844
Income taxes                                                465,796             224,306               225,854               153,307
                                                    ---------------     ---------------    ------------------     -----------------

Net income                                          $       645,365     $       460,611    $          224,979     $         282,537
                                                    ===============     ===============    ==================     =================

Net income per common share - basic/diluted         $          0.20     $          0.14    $             0.07     $            0.09
                                                    ===============     ===============    ==================     =================
Weighted average number of
  common shares outstanding - basic                       3,174,826           3,336,174             3,176,649             3,283,353
                                                    ---------------     ---------------    ------------------     -----------------
                                   diluted                3,258,046           3,338,809             3,272,069             3,286,166
                                                    ===============     ===============    ==================     =================

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (Unaudited)


                                                               Six Months Ended                        Three Months Ended
                                                                   June 30,                                 June 30,
                                                       ----------------------------------      ----------------------------------
                                                             2002               2001                 2002               2001
                                                       ---------------    ---------------      ---------------    ---------------
Net income                                             $       645,365    $       460,611      $       224,979    $       282,537
                                                       ---------------    ---------------      ---------------    ---------------

Other comprehensive income - unrealized holding gain
  on securities available for sale, net of
  income taxes                                                 844,459            280,803            1,118,175            127,674
                                                       ---------------    ---------------      ---------------    ---------------

         Total other comprehensive income                      844,459            280,803            1,118,175            127,674
                                                       ---------------    ---------------      ---------------    ---------------

Comprehensive income                                   $     1,489,824    $       741,414      $     1,343,154    $       410,211
                                                       ===============    ===============      ===============    ===============

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                                                  Six Months Ended June 30,
                                                                            --------------------------------------
                                                                                  2002                 2001
                                                                            -----------------    -----------------
Cash flows from operating activities:
      Net income                                                            $         645,365    $         460,611
      Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                               271,790              287,772
          Amortization of premiums and accretion of discounts, net                    455,185              135,431
          Amortization of deferred loan fees, net                                      47,975               17,969
          Provision for loan losses                                                    90,000               40,000
          Increase in accrued interest receivable                                    (346,135)            (249,076)
          (Increase)/ decrease in other assets                                       (218,574)             192,352
          Amortization of unearned ESOP shares                                        150,180               70,804
          Amortization of RRP shares                                                   48,000               48,000
          (Decrease)/Increase in other liabilities                                   (430,843)             217,706
                                                                            -----------------    -----------------

      Net cash provided by operating activities                                       712,943            1,221,569
                                                                            -----------------    -----------------
Cash flows from investing activities:
      Maturities/calls of securities held to maturity                                       -           13,100,000
      Purchases of securities available for sale                                  (59,022,573)         (74,575,718)
      Principal repayments on securities available for sale                        25,830,807           11,165,859
      Purchases of FHLB Stock                                                        (192,300)                   -
      Net decrease/(increase) in loans receivable                                  (5,563,552)           8,819,783
      Net additions to premises and equipment                                        (314,529)            (210,406)
                                                                            -----------------    -----------------

      Net cash (used in) investment activities                                    (39,262,147)         (41,700,482)
                                                                            -----------------    -----------------
Cash flows from financing activities:
      Net increase in deposits                                                     27,749,761           25,881,516
      Advances from Federal Home Loan Bank of New York                              8,500,000           16,500,000
      (Decrease)  in advance payments by borrowers                                    (48,609)             (19,980)
      Reduction of capitalized lease obligations                                       (8,580)              (5,995)
      Cash dividends paid                                                             (63,200)             (75,303)
      Purchase of treasury stock                                                            -           (1,887,505)
                                                                            -----------------    -----------------

      Net cash provided by financing activities                                    36,129,372           40,392,733
                                                                            -----------------    -----------------

Net (decrease) in cash and cash equivalents                                        (2,419,832)             (86,180)
Cash and cash equivalents - beginning                                               7,529,932            4,556,949
                                                                            -----------------    -----------------
Cash and cash equivalents - ending                                          $       5,110,100    $       4,470,769
                                                                            =================    =================

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                           Six Months Ended June 30,
                                                      ===================================
                                                           2002                2001
                                                      ===============    ================
Supplemental disclosure of cash flow information:
      Cash paid during the year for:
           Interest                                   $     4,941,187    $      6,311,401
                                                      ===============    ================
           Income taxes                               $       704,052    $        272,901
                                                      ===============    ================

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.    BASIS OF PRESENTATION
---------------------------

The accompanying unaudited financial statements, representing the consolidation of the financial results of Liberty Bancorp, Inc. (the "Company") and its subsidiary, Liberty Bank (the "Bank"), were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    NET INCOME PER COMMON SHARE
---------------------------------

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

3.    SUBSEQUENT EVENT
----------------------

On July 2, 2002, the State of New Jersey enacted changes in its corporate business tax law. Among these changes are two which significantly impact the
Bank: (a) an increase in the tax rate, from 3% to 9%, applicable to the Bank's pre-tax income and (b) the elimination of the previously permitted exclusion from pre-tax income of certain dividends received. These changes are retroactive to January 1, 2002. The Company has determined that the cumulative effect of the tax law change, through July 2, 2002 was an increase to net income of approximately $20,000.00, which includes, net of the effect of federal income taxes, the recording of additional current state tax for the six months ended June 30, 2002, and the adjustment of state deferred tax assets. This adjustment will be recorded in July 2002.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

The Company's assets at June 30, 2002 totaled $360.9 million, which represents an increase of $37.9 million, or 11.7% as compared with $323.0 million at December 31, 2001. Such increase was largely due to a $34.1 million increase in securities available for sale and a $5.3 million, or 2.7% increase in loans receivable partially offset by a $2.4 million decrease in cash and cash equivalents. The increase in securities available for sale is the result of $59.0 million in securities purchased, partially offset by $25.8 million in principal repayments and premium amortizations.

The Company held no foreclosed real estate at either June 30, 2002 or December 31, 2001.

Deposits increased $27.8 million, or 10.8%, to $285.4 million at June 30, 2002 when compared with $257.6 million at December 31, 2001. The increase in deposits resulted from an increase of $23.7 million in deposits combined with $4.1 million of interest credited. Such increases consisted of $14.9 million in certificates of deposit, $9.6 million in savings accounts and $3.3 million in checking accounts.

Stockholders' equity increased $1.6 million, or 5.11%, to $32.9 million at June 30, 2002 as compared with $31.3 million at December 31, 2001. Net income combined with an $844,000 increase in unrealized gain on securities available for sale partially offset by $63,000 in dividends paid accounted for the change in stockholders' equity.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001

Net income decreased $57,500, or 20.4%, to $225,000 for the quarter ended June 30, 2002 compared with $282,500 for the same quarter in 2001. Interest expenses decreased by $625,000; however, this was largely offset by increases in non-interest expense of $601,000. The Company incurred non-tax deductible legal and investment banking fees related to the previously announced merger with Northfield Savings Bank, discussed below, of $277,000. There will be further merger related expenses in future periods.

Total interest income decreased by $50,000 or 0.9% to $5.30 million during the quarter ended June 30, 2002 from $5.35 million during the same quarter in 2001.

Interest income on loans receivable decreased $378,000, or 9.5% to $3.6 million during the quarter ended June 30, 2002 from $4.0 million for the same period in 2001. The decrease during the 2002 quarter resulted from a $9.9 million decline in the average balance of loans receivable to $202.7 million from $212.6 million combined with a 38 basis points decline in the yield on loans receivable to 7.10% from 7.48%.

Interest income on securities available for sale, consisting of mortgage-backed securities, increased $538,000, or 48.4% to $1.6 million during the quarter ended June 30, 2002 from $1.1 million for the same quarter in 2001. The increase during the 2002 quarter resulted from a $59.1 million increase in the average balance of such securities to $142.3 million from $83.2 million, offset by a 71 basis point decline in the yield earned to 4.64% from 5.35%. The majority of these securities are adjustable rate mortgage backed securities and the rate decline is a result of declining market rates.

Interest income on securities held to maturity, consisting of short-term government agency bonds, decreased $154,100, or 91.3% to $14,600 during the quarter ended June 30, 2002 from $168,700 for the same quarter in 2001. The decrease during the 2002 quarter resulted from a $7.5 million decrease in the average balances to $1.0 million from $8.5 million combined with a 207 basis point decrease in the yield earned on securities held to maturity to 5.84% from 7.91%. These securities are callable by the borrower, and the decline in the average balance of these securities is the result of the securities being called.

Interest income on other interest-earning assets, consisting of federal funds and overnight deposits, decreased $56,300, or 61.4% to $35,400 from $91,700 during the quarter ended June 30, 2002 when compared to the same quarter in 2001. The decrease during the 2002 quarter resulted from a $1.0 million decrease in the average balances to $4.8 million from $5.8 million, combined with a 335 basis point decrease in the yield earned on other interest-earning assets to 2.93% from 6.28%.

Interest expense on deposits decreased by $589,000 or 20.7% to $2.3 million during the quarter ended June 30, 2002 compared to $2.8 million for the same quarter in 2001. The decrease during the 2002 quarter was attributable to a 145 basis point decrease in the cost of deposits to 3.27% from 4.72% partially offset by a $31.6 million or 13.1% increase in average balances of interest bearing deposits to $272.6 million from $241.0 million. The increase in deposits is the result of increased activity in the branches that the Bank has opened in the last two years. The Company believes that the rates offered in all of the Bank's branches are competitive in its market area.

Interest expense on Federal Home Loan Bank of New York ("FHLB") advances decreased $36,000 or 9.2% to $360,000 during the quarter ended June 30, 2002 compared to $396,000 for the same quarter in 2001. Such decrease resulted from a 100 basis point decrease in the cost to 3.39% from 4.39%, partially offset by a $5.9 million increase in the average balance of advances to $42.0 million from $36.1 million.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001 (CONT'D.)

Interest expense on capitalized leases amounted to $66,000 for the quarter ended June 30, 2002 and 2001.

Net interest income increased $575,000 or 28.2% to $2.6 million during the quarter ended June 30, 2002 when compared with $2.0 million for the same quarter in 2001. The increase was due to a decrease in total interest expense of $625,000 partially offset by a decrease in total interest income of $50,000. The Bank's net interest rate spread increased 52 basis points to 2.69% for the quarter ended June 30, 2002. The cost of interest bearing liabilities decreased by 138 basis points, which was partially offset by a decrease in yield on interest earning assets of 86 basis points.

During the quarters ended June 30, 2002 and 2001, the Bank made provisions for loan losses of $45,000 and zero, respectively. The allowance for loan losses is based on management's evaluation of the risks inherent in its portfolio giving due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions.

At June 30, 2002 and 2001, the Bank's non-performing loans that were delinquent ninety days or more totaled $512,000 or 0.14% of total assets and $214,000 or 0.06% of total assets, respectively.

Non-interest income increased by $86,000 or 40.0% to $301,000 during the quarter ended June 30, 2002 when compared to $215,000 during the same quarter in 2001. The increase during the quarter ended June 30, 2002 resulted primarily from increases in gain on sale of assets of $31,000 and miscellaneous fees of $59,000. Approximately $44,000 of the total miscellaneous fees is the result of the sale of investment products in Bank branches that began in February of 2001.

Non-interest expenses increased by $601,000 or 33.0% to $2.4 million during the quarter ended June 30, 2002 when compared to the same quarter in 2001. Salaries and employee benefits expense increased $159,000 or 18.8% to $1.0 million during the quarter ended June 30, 2002 from $844,000 during the same quarter in 2001. Such increase was primarily related to staffing increases and related benefits for personnel in new branches and the commercial loan department. Legal expenses increased $162,000, or 423.5% to $200,000 during the quarter ended June 30, 2002 from $38,000 during the same quarter in 2001. Equipment depreciation and maintenance expense increased $57,600, or 27.9% during the quarter ended June 30, 2002 to $263,900 from $206,300 for the same quarter last year. Such expenses were one-time costs of approximately $75,000 related to the Bank's conversion of its core data processor during the quarter ender June 30, 2002. Miscellaneous expenses increased by $115,000 or 36.5% to $430,000 during the quarter ended June 30, 2002 from $315,000 during the same quarter in 2001. The other non-interest expenses remained mostly unchanged during the quarter.

Legal expenses related to the pending merger with Northfield Savings Bank were $177,000 during the quarter ended June 30, 2002. Investment banking fees paid during the quarter ended June 30, 2002 were $100,000 and are directly related to the merger. There were no such expenses during the same period in 2001. There will be further merger related expenses in future periods.

Income taxes totaled $225,900 and $153,300 for the quarter ended June 30, 2002 and 2001, respectively.

On May 16, 2002 the Company announced that it had entered into a definitive agreement to be acquired by Northfield Holdings Corp., the to be formed parent of Northfield Savings Bank, Staten Island, New York. Completion of the merger is subject to regulatory approval as well as the approval by stockholders of the Company and members of Liberty Bancorp, MHC, the Company's parent mutual holding company.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net income increased $184,800 or 40.1% to $645,400 for the six months ended June 30, 2002 compared with $460,600 for the same period in 2001. Interest expenses decreased by $1.2 million; however, this was largely offset by an increase in non-interest expense of $757,500. The Company incurred legal and investment banking fees related to the announced merger with Northfield Savings Bank, of $277,000. There will be further merger related expenses in future periods.

Total interest income decreased by $202,000 or 1.9%, to $10.3 million during the six months ended June 30, 2002 from $10.5 million during the same period in 2001.

Interest income on loans receivable decreased $850,000, or 10.6%, to $7.2 million during the six months ended June 30, 2002 from $8.0 million for the same period in 2001. The decrease during the 2002 period resulted from a $13.8 million decline in the average balance of loans receivable to $200.9 million from $214.7 million combined with a 33 basis points decline in the yield on loans receivable to 7.15% from 7.48%.

Interest income on securities available for sale, consisting of mortgage-backed securities, increased $1.1 million, or 61.3% to $3.0 million during the six months ended June 30, 2002 from $1.9 million for the same period in 2001. The increase during the 2002 period resulted from a $65.1 million increase in the average balance of such securities to $131.2 million from $66.1 million, offset by a 106 basis point decline in the yield earned to 4.56% from 5.62%. The majority of these securities are adjustable rate mortgage backed securities and the rate decline is a result of declining market rates.

Interest income on securities held to maturity, consisting of short-term government agency bonds, decreased $432,000 or 93.6% to $29,200 during the six months ended June 30, 2002 from $462,000 for the same period in 2001. The decrease during the 2002 period resulted from an $11.9 million decrease in the average balances to $1.0 million from $12.9 million combined with a 129 basis point decrease in the yield earned on securities held to maturity to 5.84% from 7.13%. These securities are callable by the borrower and the decline in the average balance of these securities is the result of the securities being called.

Interest income on other interest-earning assets, consisting of federal funds and overnight deposits, decreased $57,000, or 41.0% to $82,000 from $139,000 during the six months ended June 30, 2002 when compared to the same period in 2001. The decrease during the 2002 period resulted from a $1.0 million decrease in the average balances to $4.9 million from $5.9 million, combined with a 137 basis point decrease in the yield earned on other interest-earning assets to 3.31% from 4.68%.

Interest expense on deposits decreased by $1.2 million or 20.6% to $4.4 million during the six months ended June 30, 2002 compared to $5.6 million for the same period in 2001. The decrease during the 2002 period was attributable to a 132 basis point decrease in the cost of deposits to 3.35% from 4.67%, partially offset by a $23.8 million or 9.9% increase in average balances of interest bearing deposits to $264.0 million from $240.2 million. The increase in deposits is the result of increased activity in the branches that the Bank has opened in the last two years. The Company believes that the rates offered in all of the Bank's branches are competitive in its market area.

Interest expense on FHLB advances decreased $72,000 or 9.3% to $701,000 during the six months ended June 30, 2002 compared to $773,000 for the same period in 2001. Such decrease resulted from a 119 basis point decrease in the cost to 3.61% from 4.80%, partially offset by a $6.4 million increase in the average balance of advances to $38.6 million from $32.2 million.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (CONT'D.)

Interest expense on capitalized leases amounted to $133,000 for the six months ended June 30, 2002 and 2001.

Net interest income increased $1.0 million or 25.9% to $5.0 million during the six months ended June 30, 2002 when compared with $4.0 million for the same period in 2001. The increase was due to a decrease in total interest expense of $1.2 million partially offset by a decrease in total interest income of $202,000. The Bank's net interest rate spread increased 39 basis points to 2.64% for the six months ended June 30, 2002. The cost of interest bearing liabilities decreased by 130 basis points which was partially offset by a decrease in yield on interest earning assets of 91 basis points.

During the six months ended June 30, 2002 and 2001, the Bank made provisions for loan losses of $90,000 and $40,000, respectively. The allowance for loan losses is based on management's evaluation of the risks inherent in its portfolio giving due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions.

At June 30, 2002 and 2001, the Bank's non-performing loans that were delinquent ninety days or more totaled $512,000 or 0.14% of total assets and $214,000 or 0.06% of total assets, respectively.

Non-interest income increased by $206,000 or 54.7% to $582,000 during the six months ended June 30, 2002 when compared to $376,000 during the same period in 2001. The increase during the six months ended June 30, 2002 resulted primarily from increases in gain on sale of assets of $56,000, miscellaneous fees of $103,000 and fees and service charges on deposits of $56,000. Approximately $65,000 of the total miscellaneous fees is the result of the sale of investment products in Bank branches.

Non-interest expenses increased by $757,500 or 20.9% to $4.4 million during the six months ended June 30, 2002 when compared to the same period in 2001. Salaries and employee benefits expense increased $276,000 or 16.5% to $1.9 million during the six months ended June 30, 2002 from $1.6 million during the same period in 2001. Such increase was primarily related to staffing increases and related benefits for personnel in new branches and the commercial loan department. Legal expenses increased $164,000, or 282.8% to $222,000 during the six months ended June 30, 2002 from $58,000 during the same period in 2001. Equipment depreciation and maintenance expense increased $57,700, or 13.3% during the six months ended June 30, 2002 to $490,400 from $432,700 for the same period last year. Such expenses were related to one-time costs of approximately $75,000 related to the Bank's conversion of its core data processor during the six months ended June 30, 2002. Miscellaneous expenses increased by $150,400 or 24.4% to $767,700 during the six months ended June 30, 2002 from $617,300 during the same period in 2001. The other non-interest expenses remained mostly unchanged during the period.

Legal expenses related to the pending merger with Northfield Savings Bank were $177,000 during the six months ended June 30, 2002. Investment banking fees paid during the six months ended June 30, 2002 were $100,000 and are directly related to the merger. There were no such expenses during the same period in 2001.

Income taxes totaled $465,800 and $224,300 for the six months ended June 30, 2002 and 2001, respectively.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain liquid assets, as defined by Office of Thrift Supervision ("OTS") regulations, to promote safe and sound operations of the Bank. The Bank's liquidity, which includes securities available for sale, averaged 51.15% of deposits during the month of June 2002. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At June 30, 2002, the Bank had short-term outstanding advances of $16.2 million and securities sold under agreements to repurchase of $20.3 million from the FHLB.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2002, the Bank has outstanding commitments to originate loans of $8.3 million. Certificates of deposits scheduled to mature in one year or less at June 30, 2002, totaled $137.3 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, each savings institution must maintain tangible capital equal to at least 1.5% of its total adjusted assets, core capital equal to at least 4.0% of its total adjusted assets and total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at June 30, 2002 as compared to the minimum regulatory capital requirements:

                                                                                              To Be Well
                                                                                             Capitalized
                                                                                             Under Prompt
                                                               Minimum Capital                Corrective
                                       Actual                    Requirements             Actions Provisions
                              -------------------------    -------------------------   -------------------------
                                 Amount         Ratio         Amount         Ratio        Amount         Ratio
                              ------------    ---------    ------------   ----------   ------------    ---------
Total Capital
 (to risk-weighted assets)    $     30,554      19.17%     $     12,754       8.00%    $     15,942      10.00%

Tier I Capital
 (to risk-weighted assets)          29,639      18.59%                -          -            9,566       6.00%

Core (Tier 1) Capital
 (to adjusted total assets)         29,639       8.27%           14,339       4.00%          17,923       5.00%

Tangible Capital
 (to adjusted total assets)         29,639       8.27%            5,377       1.50%               -          -

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

At June 30, 2002, the Bank had adjustable mortgage loans of $49.3 million, or 24.3% of total loans. At the same date adjustable rate mortgage backed securities had a balance of $118.8 million or 84.5% of securities available for sale.

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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKED RISK
           ----------------------------------------------------------

NET PORTFOLIO VALUE (CONT'D.)

The following table presents the Bank's NPV at March 31, 2002, the latest information available, as calculated by the OTS, which is based upon quarterly information that the Bank provided voluntarily to the OTS. In the opinion of management, there have been no material changes to the Bank's NPV since March 31, 2002.

                          Change in Net Portfolio Value
        --------------------------------------------------------------
             Changes
            in Market         Projected     Estimated      Amount of
          Interest Rates       Change          NPV           Change
        ------------------- ------------- ------------- --------------
          (basis points)                     (000's)        (000's)

                     300       (50.00)%     $ 20,320      $ (20,071)
                     200       (32.00)%       27,647        (12,744)
                     100       (15.00)%       34,303         (6,088)
                       -            -         40,391              -
                    (100)       11.00 %       44,846          4,455




Because current interest rates are at such a low level, the OTS does not calculate the effect on NPV in an interest rate decline of greater than 100 basis points.

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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                           PART II . OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts that in the aggregate are believed by management to be immaterial to the financial condition or operations of the Company.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's 2001 Annual Meeting of Stockholders was held on May 22, 2002. The Annual Meeting was conducted for the purpose of considering and acting upon the election of two directors and the ratification of the appointment of Radics & Co., LLC as the Company's auditors for the year ending December 31, 2002. The following table reflects the tabulation of the votes with respect to each matter voted upon at the 2002 Annual Meeting.

              Matter Considered                                            Number of Votes
---------------------------------------------- ------------------------------------------------------------------------
                                                        For                  Withheld
                                               ------------------------------------------------------------------------
(1)     Election of Directors

             Nominees
       ----------------------
        John R. Bowen                                 2,935,157               11,982
        Michael J. Widmer                             2,935,157               11,982

        In addition, the following directors' terms of office continued through the Annual Meeting of
        Stockholders:    Neil R. Bryson,  Anthony V. Caruso, Annette Catino, John C. Marsh, Paul J. McGovern and
        Nelson L. Taylor.
                                               ====================================================
                                                    For            Against            Abstain
                                               ====================================================

(4)     Ratification of the appointment of        2,941,837         1,482              3,820
        Radics & Co., LLC as independent
        auditors for the Company for the
        year ending December 31, 2001

ITEM 5. OTHER INFORMATION

        On July 10, 2002 the Company declared a quarterly cash dividend of $0.03 per share, to be paid on August 7, 2002, to stockholders of record on July 24, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        16. Computation of earnings per common share.

        99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K:

          On May 20, 2002 the Company filed a Form 8-K under Item 5, Other Events, to report the execution of a definitive merger agreement on May 15, 2002 with Northfield Savings Bank.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     LIBERTY BANCORP, INC.


Date:    July 31, 2002               By  /s/ John R. Bowen
      ---------------------------        ---------------------------------------
                                         John R. Bowen
                                         President and Chief Executive Officer



Date:    July 31, 2002               By: /s/ Michael J. Widmer
      ---------------------------        ---------------------------------------
                                         Michael J. Widmer
                                         Executive Vice President,
                                         Chief Operating Officer and
                                         Chief Financial Officer