Form 10QSB
period 2002-09-30
LIBERTY BANCORP INC /NJ/
filed 2002-11-13
CIK 1057570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB
(Mark One)

-----
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2002
                                ------------------------------------------------

                                       OR

-----
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------       ----------------------


                         Commission File Number 0-24519
                                                -------


                              LIBERTY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   UNITED STATES OF AMERICA                                    22-3593532
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification Number)


1410 St. Georges Avenue, Avenel, New Jersey                        07001
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code             732-499-7200


      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1) Yes  X   No
                                                  ---     ------
                                          (2) Yes  X   No
                                                  ---     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of October 20, 2002, 3,267,072 common shares, $1.00 par value, were outstanding.

                              LIBERTY BANCORP, INC.


                                      INDEX

                                                                                                 Page
                                                                                                Number
                                                                                             -----------
PART I           FINANCIAL INFORMATION

        Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition as of
                   September 30, 2002 and December 31, 2001 (Unaudited)                           1

                  Consolidated Statements of Income for the Nine and Three
                   Months Ended September 30, 2002 and 2001 (Unaudited)                           2

                  Consolidated Statements of Comprehensive Income
                   for the Nine and Three Months Ended September 30, 2002
                   and 2001 (Unaudited)                                                           3

                  Consolidated Statements of Cash Flows for the Nine
                   Months Ended September 30, 2002 and 2001 (Unaudited)                         4 - 5

                   Notes to Consolidated Financial Statements                                     6

        Item 2.  Management's Discussion and Analysis of
                  Consolidated Financial Condition and Results of Operations                    7 - 12

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    13 - 14

        Item 4.  Controls and Procedures                                                         15

PART II          OTHER INFORMATION                                                               16

SIGNATURES                                                                                       17

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                  (Unaudited)

                                                                             September 30,           December 31,
                                                                                  2002                   2001
                                                                           -----------------       ----------------
Assets                                                                        (Unaudited)
------
Cash and amounts due from depository institutions                           $      1,835,397        $     1,790,626
Interest-bearing deposits in other banks                                          23,009,061              5,739,306
                                                                            ----------------        ---------------

              Total cash and cash equivalents                                     24,844,458              7,529,932

Securities held to maturity                                                                -              1,000,000
Securities available for sale                                                    129,884,379            106,484,731
Loans receivable                                                                 197,667,555            197,567,682
Premises and equipment                                                             6,007,217              5,879,394
Federal Home Loan Bank of New York stock                                           2,727,300              2,535,000
Interest receivable                                                                1,881,149              1,734,155
Other assets                                                                         364,680                312,468
                                                                            ----------------        ---------------

              Total assets                                                  $    363,376,738        $   323,043,362
                                                                            ================        ===============

Liabilities and stockholders' equity
------------------------------------

Liabilities
-----------

Deposits                                                                    $    296,845,815        $   257,651,480
Advances from Federal Home Loan Bank of New York                                  26,300,000             28,000,000
Capitalized lease obligations                                                      2,561,456              2,574,820
Advance payments by borrowers for taxes and insurance                              2,007,603              2,298,047
Other liabilities                                                                  1,874,328              1,213,506
                                                                            ----------------        ---------------

              Total liabilities                                                  329,589,202            291,737,853
                                                                            ----------------        ---------------

Stockholders' equity
--------------------

Preferred stock; $1.00 par value, 10,000,000 shares
  authorized; issued and outstanding - none                                                -                      -
Common stock; $1.00 par value, 20,000,000 shares
  authorized; 3,901,375 shares issued and
  3,267,072 shares outstanding at September 30, 2002
  and December 31, 2001                                                            3,901,375              3,901,375
Paid-in-capital                                                                   13,908,261             13,772,571
Retained earnings - substantially restricted                                      21,375,954             20,547,857
Unearned Employee Stock Ownership Plan ("ESOP") shares                              (843,473)              (953,491)
Unearned Recognition Retention Plan ("RRP") Stock                                   (155,245)              (227,245)
Treasury stock, at cost; 634,303 shares at September 30, 2002 and
  December 31, 2001                                                               (6,279,967)            (6,279,967)
Accumulated other comprehensive income -
  unrealized gain on securities available for sale, net                            1,880,631                544,409
                                                                            ----------------        ---------------

              Total stockholders' equity                                          33,787,536             31,305,509
                                                                            ----------------        ---------------

              Total liabilities and stockholders' equity                    $    363,376,738        $   323,043,362
                                                                            ================        ===============

See notes to consolidated financial statements.      -1-

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                             Nine Months Ended                        Three Months Ended
                                                               September 30,                             September 30,
                                                      ---------------------------------       -------------------------------------
                                                          2002                2001                2002                   2001
                                                      --------------      -------------       --------------         --------------
Interest income:
       Loans                                          $   10,684,642      $  11,818,566       $    3,507,184         $    3,791,573
       Securities held to maturity                            29,362            504,143                  162                 42,434
       Securities available for sale                       4,564,035          3,323,642            1,570,279              1,467,190
       Other interest-earning assets                         142,164            203,416               60,177                 64,327
                                                      --------------      -------------       --------------         --------------

              Total interest income                       15,420,203         15,849,767            5,137,802              5,365,524
                                                      --------------      -------------       --------------         --------------

Interest expense:
       Deposits                                            6,754,484          8,376,079            2,304,808              2,768,925
       Advances                                              991,286          1,271,840              290,473                498,818
       Capitalized lease obligations                         199,608            199,722               66,385                 66,875
                                                      --------------      -------------       --------------         --------------

              Total interest expense                       7,945,378          9,847,641            2,661,666              3,334,618
                                                      --------------      -------------       --------------         --------------

Net interest income                                        7,474,825          6,002,126            2,476,136              2,030,906
Provision for loan losses                                    135,000             40,000               45,000                      -
                                                      --------------      -------------       --------------         --------------

Net interest income after provision for loan losses        7,339,825          5,962,126            2,431,136              2,030,906

Non-interest income:
       Fees and service charges on deposits                  392,093            327,780              134,330                125,522
       Fees and service charges on loans                      13,568             38,028                8,219                 24,200
       Miscellaneous                                         388,640            254,721              125,435                 94,969
       Gain on sale of loans                                  70,240                  -               14,428                      -
                                                      --------------      -------------       --------------         --------------

              Total non-interest income                      864,541            620,529              282,412                244,691
                                                      --------------      -------------       --------------         --------------

Non-interest expenses:
       Salaries and employee benefits                      2,946,537          2,565,317              994,309                888,948
       Net occupancy expense of premises                     782,794            759,799              267,610                256,277
       Equipment depreciation and maintenance                753,426            644,661              263,056                211,991
       Directors' fees                                       142,000            131,400               45,200                 41,600
       Legal expenses                                         60,900             78,792               20,050                 20,750
       Advertising                                           313,603            330,945              101,440                107,680
       Federal insurance premium                              34,690             32,503               11,629                 11,342
       Merger expense                                        365,179                  -               83,852                      -
       Miscellaneous                                       1,129,494            942,774              361,793                325,460
                                                      --------------      -------------       --------------         --------------

              Total non-interest expenses                  6,528,623          5,486,191            2,148,939              1,864,048
                                                      --------------      -------------       --------------         --------------

Income before income taxes                                 1,675,743          1,096,464              564,609                411,549
Income taxes                                                 752,810            367,000              287,014                142,694
                                                      --------------      -------------       --------------         --------------

Net income                                            $      922,933      $     729,464       $      277,595         $      268,855
                                                      ==============      =============       ==============         ==============

Net income per common share - basic                   $         0.29      $        0.22       $         0.09         $         0.08
                                                      ==============      =============       ==============         ==============
                                   diluted            $         0.28      $        0.22       $         0.08         $         0.08
                                                      ==============      =============       ==============         ==============
Weighted average number of
  common shares outstanding - basic                        3,176,653          3,299,566            3,180,302              3,227,545
                                                      --------------      -------------       --------------         --------------
                                   diluted                 3,268,008          3,310,955            3,287,677              3,256,442
                                                      ==============      =============       ==============         ==============

See notes to consolidated financial statements.      -2-

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (Unaudited)

                                                                Nine Months Ended                   Three Months Ended
                                                                  September 30,                        September 30,
                                                         --------------------------------     -----------------------------
                                                              2002               2001             2002             2001
                                                         -------------      -------------     ------------     ------------
Net income                                                $    922,933       $    729,464      $   277,595      $   268,855
                                                          ------------       ------------      -----------      -----------

Other comprehensive income - unrealized holding gain
  on securities available for sale, net of
  income taxes                                               1,336,222            492,317          491,763          211,514
                                                          ------------       ------------      -----------      -----------

         Total other comprehensive income                    1,336,222            492,317          491,763          211,514
                                                          ------------       ------------      -----------      -----------

Comprehensive income                                      $  2,259,155       $  1,221,781      $   769,358      $   480,369
                                                          ============       ============      ===========      ===========










See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                            ----------------------------------
                                                                                 2002                 2001
                                                                            --------------       -------------
Cash flows from operating activities:
      Net income                                                             $    922,933         $    729,464
      Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                           426,410              361,243
          Amortization of premiums and accretion of discounts, net                638,386              304,177
          Amortization of deferred loan fees, net                                  83,088               43,384
          Provision for loan losses                                               135,000               40,000
          (Increase) in accrued interest receivable                              (146,994)            (225,833)
          (Increase) in other assets                                              (52,212)            (984,454)
          Amortization of unearned ESOP shares                                    245,708              115,628
          Amortization of RRP shares                                               72,000               72,000
          Increase (decrease) in other liabilities                               (438,166)              72,652
                                                                             ------------         ------------

      Net cash provided by operating activities                                 1,886,153              528,261
                                                                             ------------         ------------
Cash flows from investing activities:
      Maturities/Calls of securities held to maturity                           1,000,000           18,500,000
      (Purchases) of securities available for sale                            (59,022,573)        (100,167,676)
      Principal repayments on securities available for sale                    37,419,749           23,550,613
      Purchase of FHLB Stock                                                     (192,300)            (179,900)
      Net decrease/(increase) in loans receivable                                (317,961)          13,643,610
      Net (additions) to premises and equipment                                  (554,233)            (149,499)
                                                                             ------------         ------------

      Net cash (used in) investment activities                                (21,667,318)         (44,802,852)
                                                                             ------------         ------------
Cash flows from financing activities:
      Net increase in deposits                                                 39,194,335           33,017,844
      (Decrease)/Increase in Federal Home Loan Bank Advances                   (1,700,000)          14,700,000
      Proceeds from securities sold under agreements to repurchase                      -                    -
      (Decrease) in advnce pymnts by borrowers for taxes and insurance           (290,444)            (239,624)
      Reduction of capitalized lease obligations                                  (13,364)              (9,601)
      Cash dividends paid                                                         (94,836)            (108,963)
      Purchase of RRP stock                                                             -                    -
      Purchase of treasury stock                                                        -           (2,944,025)
                                                                             ------------         ------------

      Net cash provided by financing activities                                37,095,691           44,415,631
                                                                             ------------         ------------

Net increase in cash and cash equivalents                                      17,314,526              141,040
Cash and cash equivalents - beginning                                           7,529,932            4,556,949
                                                                             ------------         ------------

Cash and cash equivalents - ending                                           $  24,844,458        $  4,697,989
                                                                             =============        ============

See notes to consolidated financial statements.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                  2002               2001
                                                               ------------       ------------
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                  $ 7,777,957        $ 9,601,244
                                                                ===========        ===========

      Income taxes                                              $   949,052        $   289,509
                                                                ===========        ===========













See notes to consolidated financial statements.         -5-

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   BASIS OF PRESENTATION
---------------------------

The accompanying unaudited financial statements, representing the consolidation of the financial results of Liberty Bancorp, Inc. (the "Company") and its subsidiary, Liberty Bank (the "Bank"), were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

The Company's assets at September 30, 2002 totaled $363.4 million, which represents an increase of $40.4 million, or 12.5% as compared with $323.0 million at December 31, 2001. Such increase was largely due to a $23.4 million, or 21.9% increase in securities available for sale and a $17.3 million, or 229.9% increase in cash and cash equivalents. The increase in securities available for sale is the result of $59.0 million in securities purchased, partially offset by $38.1 million in principal repayments and premium amortizations. Cash and cash equivalents have accumulated due to increases in deposits and a lack of investment alternatives.

The Company held no foreclosed real estate at either September 30, 2002 or December 31, 2001.

Deposits increased $39.2 million, or 15.2%, to $296.8 million at September 30, 2002 when compared with $257.6 million at December 31, 2001. The increase in deposits resulted from an increase of $31.8 million in deposits combined with $7.4 million of interest credited. Such increases consisted of $22.3 million in certificates of deposit, $12.0 million in savings accounts and $4.9 million in checking accounts. The deposit growth is consistent with the bank's general experience in the last year and is partially due to the maturation of new branch facilities.

Stockholders' equity increased $2.5 million, or 7.9%, to $33.8 million at September 30, 2002 as compared with $31.3 million at December 31, 2001. Net income combined with an $1.3 increase in unrealized gain on securities available for sale, partially offset by $95,000 in dividends paid accounted for the change in stockholders' equity.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND
2001

Net income increased $9,000, or 3.3%, to $278,000 for the quarter ended September 30, 2002 compared with $269,000 for the same quarter in 2001. Interest expenses decreased by $673,000; this was partially offset by increases in non-interest expense of $285,000. The Company incurred legal fees related to the previously announced merger with Northfield Savings Bank, discussed below, of $84,000. There will be further merger related expenses in future periods.

Total interest income decreased by $228,000 or 4.2% to $5.1 million during the quarter ended September 30, 2002 from $5.4 million during the same quarter in 2001.

Interest income on loans receivable decreased $284,000, or 7.5% to $3.5 million during the quarter ended September 30, 2002 from $3.8 million for the same period in 2001. The decrease during the 2002 quarter resulted from a $4.7 million decline in the average balance of loans receivable to $200.3 million from $205.0 million combined with a 40 basis points decline in the yield on loans receivable to 7.00% from 7.40%.

Interest income on securities available for sale, consisting of mortgage-backed securities, increased $103,000 or 7.03% to $1.6 million during the quarter ended September 30, 2002 from $1.5 million for the same quarter in 2001. The increase during the 2002 quarter resulted from a $19.8 million increase in the average balance of such securities to $133.4 million from $113.6 million, offset by a 46 basis point decline in the yield earned to 4.71% from 5.17%. The majority of these securities are adjustable rate mortgage backed securities and the rate decline is a result of declining market rates.

Interest income on securities held to maturity, consisting of short-term government agency bonds, decreased $42,000 during the quarter ended September 30, 2002 as compared to the same quarter in 2001. The decrease during the 2002 quarter is a result of the security being called by the issuer.

Interest income on other interest-earning assets, consisting of federal funds and overnight deposits, decreased $4,100, or 6.5% to $60,200 from $64,300 during the quarter ended September 30, 2002 when compared to the same quarter in 2001. The decrease during the 2002 quarter resulted from a 360 basis point decrease in the yield earned on other interest earning assets to 1.47% from 5.07%, partially offset by a $11.2 million increase in the average balance of other interest earning assets to $16.3 million from $5.1 million.

Interest expense on deposits decreased by $464,000 or 16.8% to $2.3 million during the quarter ended September 30, 2002 compared to $2.8 million for the same quarter in 2001. The decrease during the 2002 quarter was attributable to a 129 basis point decrease in the cost of deposits to 3.16% from 4.45% partially offset by a $39.0 million or 15.8% increase in average balances of interest bearing deposits to $285.8 million from $246.8 million. The increase in deposits is the result of increased activity in the branches that the Bank has opened in the last two years. The Company believes that the rates offered in all of the Bank's branches are competitive in its market area.

Interest expense on Federal Home Loan Bank of New York ("FHLB") advances decreased $208,000 or 41.8% to $290,000 during the quarter ended September 30, 2002 compared to $499,000 for the same quarter in 2001. Such decrease resulted from a 7 basis point decrease in the cost to 4.32% from 4.39%, and an $18.7 million decrease in the average balance of advances to $26.3 million from $45.0 million.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001 (CONT'D.)

Interest expense on capitalized leases amounted to $66,000 for the quarter ended September 30, 2002 and 2001.

Net interest income increased $445,000 or 21.9% to $2.5 million during the quarter ended September 30, 2002 when compared with $2.0 million for the same quarter in 2001. The increase was due to a decrease in total interest expense of $673,000 partially offset by a decrease in total interest income of $228,000. The Bank's net interest rate spread increased 46 basis points to 2.56% for the quarter ended September 30, 2002. The cost of interest bearing liabilities decreased by 118 basis points, which was partially offset by a decrease in yield on interest earning assets of 72 basis points.

During the quarters ended September 30, 2002 and 2001, the Bank made provisions for loan losses of $45,000 and zero, respectively. The allowance for loan losses is based on management's evaluation of the risks inherent in its portfolio giving due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions. At September 30, 2002 and 2001, the Bank's non-performing loans that were delinquent ninety days or more totaled $603,000 or 0.17% of total assets and $370,000 or 0.10% of total assets, respectively.

Non-interest income increased by $38,000 or 15.4% to $282,000 during the quarter ended September 30, 2002 when compared to $244,000 during the same quarter in 2001. The increase during the quarter ended September 30, 2002 resulted primarily from increases in gain on sale of assets of $14,000 and miscellaneous fees of $30,000.

Non-interest expenses increased by $285,000 or 15.3% to $2.1 million during the quarter ended September 30, 2002 when compared to the same quarter in 2001. Salaries and employee benefits expense increased $105,000 or 11.8% to $994,000 during the quarter ended September 30, 2002 from $889,000 during the same quarter in 2001. Such increase was primarily related to staffing increases and related benefits for personnel in the commercial loan department. Equipment depreciation and maintenance expense increased $51,000, or 24.0% during the quarter ended September 30, 2002 to $263,000 from $212,000 for the same quarter last year. Miscellaneous expenses increased by $36,000 or 11.2% to $362,000 during the quarter ended September 30, 2002 from $325,000 during the same quarter in 2001. The other categories of non-interest expenses remained mostly unchanged during the quarter.

Legal expenses related to the pending merger with Northfield Savings Bank were $84,000 during the quarter ended September 30, 2002. There were no such expenses during the same period in 2001. The merger related expenses are not tax deductible. There will be further merger related expenses in future periods.

Income taxes totaled $287,000 and $143,000 for the quarter ended September 30, 2002 and 2001, respectively.

On May 16, 2002 the Company announced that it had entered into a definitive agreement to be acquired by Northfield Holdings Corp., the to-be formed parent of Northfield Savings Bank, Staten Island, New York. Completion of the merger is subject to regulatory approval as well as the approval by stockholders of the Company and members of Liberty Bancorp, MHC, the Company's parent mutual holding company.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net income increased $193,500 or 26.5% to $923,000 for the nine months ended September 30, 2002 compared with $729,500 for the same period in 2001. Interest expenses decreased by $1.9 million; however, this was partially offset by increases in non-interest expense of $1.0 million. The Company incurred legal and investment banking fees related to the announced merger with Northfield Savings Bank of $365,000. There will be further merger related expenses in future periods.

Total interest income decreased by $430,000 or 2.7%, to $15.4 million during the nine months ended September 30, 2002 from $15.8 million during the same period in 2001.

Interest income on loans receivable decreased $1.1 million, or 9.59%, to $10.7 million during the nine months ended September 30, 2002 from $11.8 million for the same period in 2001. The decrease during the 2002 period resulted from a $10.8 million decline in the average balance of loans receivable to $200.7 million from $211.5 million combined with a 34 basis points decline in the yield on loans receivable to 7.10% from 7.44%.

Interest income on securities available for sale, consisting of mortgage-backed securities, increased $1.2 million, or 37.3% to $4.5 million during the nine months ended September 30, 2002 from $3.3 million for the same period in 2001. The increase during the 2002 period resulted from a $50.0 million increase in the average balance of such securities to $131.9 million from $81.9 million, offset by an 80 basis point decline in the yield earned to 4.61% from 5.41%. The majority of these securities are adjustable rate mortgage backed securities and the rate decline is a result of declining market rates.

Interest income on securities held to maturity, consisting of short-term government agency bonds, decreased $475,000 or 94.2% to $29,300 during the nine months ended September 30, 2002 from $504,000 for the same period in 2001. The decrease during the 2002 period resulted from an $8.6 million decrease in the average balances to $667,000 million from $9.2 million combined with a 141 basis point decrease in the yield earned on securities held to maturity to 5.87% from 7.28%. These securities are callable by the borrower and the decline in the average balance of these securities is the result of the securities being called.

Interest income on other interest-earning assets, consisting of federal funds and overnight deposits, decreased $61,000, or 30.0% to $142,000 from $203,000 during the nine months ended September 30, 2002 when compared to the same period in 2001. The decrease during the 2002 period resulted from a 262 basis point decrease in the yield earned on other interest bearing assets to 2.16% from 4.78%, partially offset by a $3.1 million increase in the average balances to $8.8 million from $5.7 million.

Interest expense on deposits decreased by $1.6 million or 19.4% to $6.8 million during the nine months ended September 30, 2002 compared to $8.4 million for the same period in 2001. The decrease during the 2002 period was attributable to a 144 basis point decrease in the cost of deposits to 3.28% from 4.72%, partially offset by a $33.8 million or 14.2% increase in average balances of interest bearing deposits to $271.3 million from $237.5 million. The increase in deposits is the result of increased activity in the branches that the Bank has opened in the last two years. The Company believes that the rates offered in all of the Bank's branches are competitive in its market area.

Interest expense on FHLB advances decreased $281,000 or 22.0% to $991,000 during the nine months ended September 30, 2002 compared to $1.3 million for the same period in 2001. Such decrease resulted from an 87 basis point decrease in the cost to 3.79% from 4.66%, combined with a $2.0 million decrease in the average balance of advances to $34.5 million from $36.5 million.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (CONT'D.)

Interest expense on capitalized leases amounted to $200,000 for the nine months ended September 30, 2002 and 2001.

Net interest income increased $1.5 million or 24.5% to $7.5 million during the nine months ended September 30, 2002 when compared with $6.0 million for the same period in 2001. The increase was due to a decrease in total interest expense of $1.9 million partially offset by a decrease in total interest income of $430,000. The Bank's net interest rate spread increased 52 basis points to 2.61% for the nine months ended September 30, 2002. The cost of interest bearing liabilities decreased by 136 basis points which was partially offset by a decrease in yield on interest earning assets of 84 basis points.

During the nine months ended September 30, 2002 and 2001, the Bank made provisions for loan losses of $135,000 and $40,000, respectively. The increase in the provision for loan losses for the nine-month period ended September 30, 2002 is largely the result of an increase in the amount of the bank's commercial loan portfolio. The allowance for loan losses is based on management's evaluation of the risks inherent in its portfolio giving due consideration to changes in general market conditions and the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses as needed based on its periodic review of the loan portfolio and general market conditions. At September 30, 2002 and 2001, the Bank's non-performing loans that were delinquent ninety days or more totaled $603,000 or 0.17% of total assets and $370,000 or 0.10% of total assets, respectively.

Non-interest income increased by $244,000 or 39.3% to $865,000 during the nine months ended September 30, 2002 when compared to $621,000 during the same period in 2001. The increase during the nine months ended September 30, 2002 resulted primarily from increases in gain on sale of assets of $70,000, miscellaneous fees of $134,000 and fees and service charges on deposits of $64,000.

Non-interest expenses increased by $1.0 million, or 19.0% to $6.5 million during the nine months ended September 30, 2002 when compared to the same period in 2001. Salaries and employee benefits expense increased $381,000 or 14.9% to $2.9 million during the nine months ended September 30, 2002 from $2.6 million during the same period in 2001. Such increase was primarily related to staffing increases and related benefits for personnel in new branches and the commercial loan department. Equipment depreciation and maintenance expense increased $109,000, or 16.9% during the nine months ended September 30, 2002 to $753,000 from $645,000 for the same period last year. Such expenses were related to one-time costs of approximately $75,000 related to the Bank's conversion of its core data processor during the nine months ended September 30, 2002. Miscellaneous expenses increased by $187,000 or 19.8% to $1.1 million during the nine months ended September 30, 2002 from $943,000 during the same period in 2001. The other non-interest expenses remained mostly unchanged during the period.

Legal expenses related to the pending merger with Northfield Savings Bank were $265,000 during the nine months ended September 30, 2002. Investment banking fees paid during the nine months ended September 30, 2002 were $100,000 and are directly related to the merger. The merger related expenses are not tax deductible. There were no such expenses during the same period in 2001. There will be further merger related expenses in future periods.

Income taxes totaled $753,000 and $367,000 for the nine months ended September 30, 2002 and 2001, respectively.

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain liquid assets, as defined by Office of Thrift Supervision ("OTS") regulations, to promote safe and sound operations of the Bank. The Bank's liquidity, which includes securities available for sale, averaged 50.12% of deposits during the month of September 2002. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At September 30, 2002, the Bank had short-term outstanding advances of $6.0 million and securities sold under agreements to repurchase of $20.3 million from the FHLB.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2002, the Bank has outstanding commitments to originate loans of $8.7 million. Certificates of deposits scheduled to mature in one year or less at September 30, 2002, totaled $143.0 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, each savings institution must maintain tangible capital equal to at least 1.5% of its total adjusted assets, core capital equal to at least 4.0% of its total adjusted assets and total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at September 30, 2002 as compared to the minimum regulatory capital requirements:


                                                                                                   To Be Well
                                                                                                  Capitalized
                                                                                                  Under Prompt
                                                                      Minimum Capital              Corrective
                                                 Actual                 Requirements           Actions Provisions
                                        ----------------------    -----------------------   ----------------------
                                          Amount      Ratio         Amount       Ratio        Amount        Ratio
                                        ---------    ---------    ---------    ----------   ----------    --------
     Total Capital
      (to risk-weighted assets)         $  31,116      19.37%      $ 12,850      8.00%       $  16,063      10.00%

     Tier I Capital
      (to risk-weighted assets)            30,156      18.77%             -         -            9,638       6.00%

     Core (Tier 1) Capital
      (to adjusted total assets)           30,156       8.35%        14,439      4.00%          18,049       5.00%

     Tangible Capital
      (to adjusted total assets)           30,156       8.35%         5,415      1.50%               -          -

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

At September 30, 2002, the Bank had adjustable mortgage loans of $54.4 million, or 27.5% of total loans. At the same date adjustable rate mortgage backed securities had a balance of $105.2 million or 81.0% of securities available for sale.

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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKED RISK
           ----------------------------------------------------------

NET PORTFOLIO VALUE (CONT'D.)

The following table presents the Bank's NPV at June 30, 2002, the latest information available, as calculated by the OTS, which is based upon quarterly information that the Bank provided voluntarily to the OTS. In the opinion of management, there have been no material changes to the Bank's NPV since June 30, 2002.

                 Changes
                 in Market         Projected      Estimated      Amount of
               Interest Rates        Change          NPV           Change
             -----------------    -----------    -----------    -----------
               (basis points)                      (000's)        (000's)

                          300         (49.00)%   $   20,141     $  (19,621)
                          200         (31.00)%       27,272        (12,490)
                          100         (15.00)%       33,791         (5,971)
                            -          -             39,762              -
                         (100)          9.00 %       43,495          3,733


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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES
                             -----------------------

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          On October 16, 2002 the Company declared a quarterly cash dividend of $0.03 per share, to be paid on November 13, 2002, to stockholders of record on October 30, 2002.

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





                                        LIBERTY BANCORP, INC.


Date:    November 12, 2002              By /s/ John R. Bowen
      --------------------------           -------------------------------------
                                           John R. Bowen
                                           President and Chief Executive Officer



Date:    November 12, 2002               By: /s/ Michael J. Widmer
      ---------------------------           ------------------------------------
                                            Michael J. Widmer
                                            Executive Vice President,
                                            Chief Operating Officer and
                                            Chief Financial Officer