Form 10QSB/A
period 2002-09-30
LIBERTY BANCORP INC /NJ/
filed 2002-11-26
CIK 1057570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                  FORM 10-QSB/A
                                 Amendment No. 1
(Mark One)

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

                     LIBERTY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                             Nine Months Ended                        Three Months Ended
                                                               September 30,                             September 30,
                                                      ---------------------------------       -------------------------------------
                                                          2002                2001                2002                   2001
                                                      --------------      -------------       --------------         --------------
Interest income:
       Loans                                          $   10,684,642      $  11,818,566       $    3,507,184         $    3,791,573
       Securities held to maturity                            29,362            504,143                  162                 42,434
       Securities available for sale                       4,564,035          3,323,642            1,570,279              1,467,190
       Other interest-earning assets                         142,164            203,416               60,177                 64,327
                                                      --------------      -------------       --------------         --------------

              Total interest income                       15,420,203         15,849,767            5,137,802              5,365,524
                                                      --------------      -------------       --------------         --------------

Interest expense:
       Deposits                                            6,754,484          8,376,079            2,304,808              2,768,925
       Advances                                              991,286          1,271,840              290,473                498,818
       Capitalized lease obligations                         199,608            199,722               66,385                 66,875
                                                      --------------      -------------       --------------         --------------

              Total interest expense                       7,945,378          9,847,641            2,661,666              3,334,618
                                                      --------------      -------------       --------------         --------------

Net interest income                                        7,474,825          6,002,126            2,476,136              2,030,906
Provision for loan losses                                    135,000             40,000               45,000                      -
                                                      --------------      -------------       --------------         --------------

Net interest income after provision for loan losses        7,339,825          5,962,126            2,431,136              2,030,906
                                                      --------------      -------------       --------------         --------------

Non-interest income:
       Fees and service charges on deposits                  392,093            327,780              134,330                125,522
       Fees and service charges on loans                      13,568             38,028                8,219                 24,200
       Miscellaneous                                         388,640            254,721              125,435                 94,969
       Gain on sale of loans                                  70,240                  -               14,428                      -
                                                      --------------      -------------       --------------         --------------

              Total non-interest income                      864,541            620,529              282,412                244,691
                                                      --------------      -------------       --------------         --------------

Non-interest expenses:
       Salaries and employee benefits                      2,946,537          2,565,317              994,309                888,948
       Net occupancy expense of premises                     782,794            759,799              267,610                256,277
       Equipment depreciation and maintenance                753,426            644,661              263,056                211,991
       Directors' fees                                       142,000            131,400               45,200                 41,600
       Legal expenses                                         60,900             78,792               20,050                 20,750
       Advertising                                           313,603            330,945              101,440                107,680
       Federal insurance premium                              34,690             32,503               11,629                 11,342
       Merger expense                                        365,179                  -               83,852                      -
       Miscellaneous                                       1,129,494            942,774              361,793                325,460
                                                      --------------      -------------       --------------         --------------

              Total non-interest expenses                  6,528,623          5,486,191            2,148,939              1,864,048
                                                      --------------      -------------       --------------         --------------

Income before income taxes                                 1,675,743          1,096,464              564,609                411,549
Income taxes                                                 752,810            367,000              287,014                142,694
                                                      --------------      -------------       --------------         --------------

Net income                                            $      922,933      $     729,464       $      277,595         $      268,855
                                                      ==============      =============       ==============         ==============

Net income per common share - basic                   $         0.29      $        0.22       $         0.09         $         0.08
                                                      ==============      =============       ==============         ==============
                                   diluted            $         0.28      $        0.22       $         0.08         $         0.08
                                                      ==============      =============       ==============         ==============
Weighted average number of
  common shares outstanding - basic                        3,176,653          3,299,566            3,180,302              3,227,545
                                                      --------------      -------------       --------------         --------------
                                   diluted                 3,268,008          3,310,955            3,287,677              3,256,442
                                                      ==============      =============       ==============         ==============

See notes to consolidated financial statements.      -2-

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


1.   BASIS OF PRESENTATION
--------------------------

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

          (b) Reports on Form 8-K:

                  None

           99.1. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        LIBERTY BANCORP, INC.


Date:  November 22, 2002                By  /s/ John R. Bowen
     --------------------------------      -------------------------------------
                                           John R. Bowen
                                           President and Chief Executive Officer



Date:  November 22, 2002                By:  /s/ Michael J. Widmer
     --------------------------------      -------------------------------------
                                           Michael J. Widmer
                                           Executive Vice President,
                                           Chief Operating Officer and
                                           Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            ---------------------------------------------------------

I, John R. Bowen, Chairman, President and Chief Executive Officer, certify that:

1.        I have reviewed this quarterly report on Form 10-QSB of Liberty
     Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 22, 2002                              /s/ John R. Bowen
---------------------                          -----------------
Date                                           John R. Bowen
                                               Chairman, President and Chief
                                               Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            ---------------------------------------------------------

I, Michael J. Widmer, Executive Vice President and Chief Financial Officer, certify that:

7.        I have reviewed this quarterly report on Form 10-QSB of Liberty
     Bancorp, Inc.;

8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 22, 2002                             /s/ Michael J. Widmer
--------------------                          ---------------------
Date                                          Michael J. Widmer
                                              Executive Vice President and Chief
                                              Financial Officer